Form 10-Q
period 2005-06-30
Bidz.com, Inc.
filed 2005-08-22
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period to

Commission file number 000-51257

BIDZ.COM, INC.

(Exact name of Registrant as specified in its charter)

California	95-4728109
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

3562 Eastham Drive
Culver City, California
90232
(Address, including zip code, of principal
executive office)

(310) 280-7373
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.     Yes ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, no par value, as of August 15, 2005:

23,312,500

This quarterly report includes forward looking statements. All statements other than statements of historical facts contained in this registration statement, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward looking statements are subject to a number of risks, uncertainties and assumptions discussed throughout this filing.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

	(In Thousands except share numbers)
	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash	$10	$5
Accounts receivable, net	462	561
Inventories, net of reserves of $238 and $309 at June 30, 2005 and December 31, 2004 respectively	7,096	10,733
Other current assets	524	107

Total current assets	8,092	11,406

Property and equipment, net	393	344

Intangible asset	150	150
Deposits	590	590

	$9,225	$12,490

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank overdraft	$4,780	$6,503
Accounts payable	3,263	4,903
Accrued expenses	837	1,105
Deferred revenue	712	1,059

Total current liabilities	9,592	13,570

Commitments and contingencies	—	—

Stockholders’ deficit:
Common Stock; no par value; authorized 50,000,000 shares; issued and outstanding 23,312,500 and 11,922,500 shares at June 30, 2005 and December 31, 2004 respectively	28,814	28,388
Class B Common Stock; no par value; authorized 25,000,000 shares; issued and outstanding 0 and 15,534,689 shares at June 30, 2005 and December 31, 2004 respectively	—	426
Deferred stock-based compensation	(200)	(300)
Accumulated deficit	(28,981)	(29,594)

Total stockholders’ deficit	(367)	(1,080)

	$9,225	$12,490

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Operations (Unaudited)

	(In Thousands, except per share numbers)
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net revenues:
Merchandise sales and shipping	$17,997	$15,743	$38,625	$30,460
Commissions	55	183	146	347
Advertising	1	10	2	27

	18,053	15,936	38,773	30,834

Cost of revenues	14,429	13,222	31,404	25,136

Gross Profit	3,624	2,714	7,369	5,698

Operating expenses:
General and administrative	2,502	2,050	5,091	3,990
Sales and marketing	714	605	1,589	1,102
Depreciation and amortization	38	36	76	65

Total operating expenses	3,254	2,691	6,756	5,157

Income from operations	370	23	613	541

Other expense - Interest expense	—	—	—	—

Income before income taxes	370	23	613	541

Income taxes	—	—	—	—

Net income	$370	$23	$613	$541

Net income per share available to common shareholders - basic	$0.02	$—	$0.02	$0.02

Net income per share available to common shareholders - diluted	$0.02	$—	$0.02	$0.02

Weighted average number of shares outstanding - basic	23,312,500	27,472,290	25,361,819	27,475,853

Weighted average number of shares outstanding - diluted	23,834,780	28,022,737	25,887,719	28,031,643

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

	(In Thousands)
	Six Months Ended
	June 30,	June 30,
	2005	2004

Cash flows provided by (used for) operating activities:
Net income	$613	$541
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	76	65
Change in inventory reserve	(71)	62
Amortization of deferred stock-based compensation	100	100

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	99	16
Inventories	3,708	(1,717)
Other current assets	(417)	(87)

Increase (decrease) in liabilities:
Accounts payable	(1,640)	959
Accrued expenses	(268)	(641)
Deferred revenue	(347)	(103)
Net cash provided by (used for) operating activities	1,853	(805)
Cash flows (used for) investing activities:
Capital expenditures	(125)	—
Cash flows provided by (used for) financing activities:
Increase (decrease) in bank overdraft	(1,723)	901
Payments for retirement of common stock	—	(102)
Net cash provided by (used for) financing activities	(1,723)	799
Net increase (decrease) in cash	5	(6)
Cash, beginning of period	$5	10
Cash, end of period	$10	$4
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS

(NUMBERS IN THOUSANDS, EXCEPT FOR PER SHARE NUMBERS)

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 filed in Amendmend No. 1 to the Form 10 by the Company on June 30, 2005.  In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of June 30, 2005 and the results of operations for the three month and six month periods ended June 30, 2005 and 2004 and the cash flows for the six month periods ended June 30, 2005 and 2004.  The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  Although the Company has reported net income of $771 for the year ended December 31, 2004 and $613 for the year to date ended June 30, 2005, the Company has reported a working capital deficit of $1,500 and accumulated deficit of $28,981 as of June 30, 2005.

Management has raised funds through the sale of its stock in private placements taking place from inception through the year 2003 that it believes will be sufficient to provide the Company with the ability to continue in existence.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  Through June 30, 2005, the Company has not been able to generate sufficient sales from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates sales to grow as a result of additional products offered to its customers and increase of its customer base.  Management believes that new product offerings and continuing increase of customers will enable the Company to generate positive operating cash flows and continue its operations.  However, no assurances can be given as to the success of these plans.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California.  Bidz operates and markets an international business-to-business (B2B) and business-to-consumer (B2C) website located at http://www.bidz.com for the express purpose of selling merchandise utilizing its unique and proprietary online sales auction platform.

The Company is subject to risks common to rapidly growing Internet-based companies, including rapid technological change, consumer acceptance of the Internet, dependence on principal products, new product introductions and other activities of competitors, and a limited operating history in Internet related e-commerce activities.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued in the first annual reporting period commencing after June 15, 2005. Therefore, the Company will adopt the provisions of SFAS 123R in its first quarter of 2006. The stock-based compensation the Company will recognize after the adoption of SFAS 123R will be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions the Company decides to use to estimate the fair values of options.

The Company is currently evaluating which pricing model it will use to estimate the value of its options and which transition method it will use to implement SFAS 123R. Management has not yet determined the impact that the adoption of SFAS No. 123R will have on the Company’s results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share Based Payment,” which expresses the SEC’s views on the interaction between SFAS No. 123R and certain SEC rules and regulations. The Company is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS No. 123R.

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to financial statements of prior periods for changes in accounting principles. This Statement is effective January 1, 2006. This standard has no impact in the Company’s financial statements.

2.                                      Earnings Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings per common share is calculated by dividing net income available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive.   As of June 30, 2005 and 2004, the Company has approximately 522 and 550 respectively of common stock equivalents from stock options, which was included in the calculation of diluted earnings per share.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method for the three-month periods ended June 30, 2005 and 2004.  The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Basic and diluted net income per share:

Numerator:
Net income	$370	$23	$613	$541

Denominator:

Weighted common shares outstanding	23,312	27,472	25,362	27,476

Effect of dilutive securities	522	550	526	556

Denominator for diluted calculation	23,834	28,022	25,888	28,032

Net income per share, basic	$0.02	—	$0.02	$0.02

Net income per share, diluted	$0.02	—	$0.02	$0.02

3.                                      Stock Based Compensation

At June 30, 2005, the Company has two stock-based employee compensation plans (the 2002 Stock Option Plan and the 2001 Stock Option Plan).  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income, as reported	$370	$23	$613	$541
Compensation recognized under APB 25	—	—	—	—
Compensation recognized under SFAS 123	178	8,643	178	8,643
Pro-forma net income (loss)	$192	$(8,620)	$435	$(8,102)

Net Income (loss) per share:
Basic - as reported	$0.02	—	$0.02	$0.02
Basic - pro-forma	$0.01	$(0.31)	$0.02	$(0.29)
Diluted - as reported	$0.02	—	$0.02	$0.02
Diluted - pro-forma	$0.01	$(0.31)	$0.02	$(0.29)

The Black-Scholes option pricing formula was used to estimate the fair value of the stock based compensation under SFAS 123. For all the three month and six month periods ended June 30, 2004 and 2005, 4% risk free interest rate, 0% dividend rate, 0% volatility and $6.00 market value per share were assumed.

4.                                      Concentrations

Purchases from two vendors amounted to $2,682, and $4,095 representing 26% and 49% of the total purchases during the three months ended June 30, 2005 and 2004 respectively. Purchases from two vendors amounted to $9,597, and $10,229 representing 40% and 46% of the total purchases during the six months ended June 30, 2005 and 2004 respectively. Outstanding accounts payable to the two major vendors (net of amounts of post dated checks) totaled $1,050 and $1,822 as of June 30, 2005 and December 31, 2004, respectively.  Loss of any of these vendors may have a negative impact on the operations of the Company.

The Company sold jewelry products of approximately $17,453, and $14,797, which accounted for approximately 97%, and 93% of the total revenue, during the three months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, the Company sold jewelry products of approximately $37,628, and $28,568, which accounted for approximately 97%, and 93% of the total revenue, respectively. The Company’s ability to continue its operations is highly depending on the (i) availability of sufficient volume of jewelry supply; (ii) stable inventory cost, and (iii) continuing consumer demand of its products.  The Company’s failure to anticipate and react to changes of these factors could adversely affect its results of operations.

5.                                      Segment and Geographic Information:

Net revenue by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenue for three-month and six-month periods ended June 30, 2005 and 2004 . Net revenue by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

United States	$14,309	$13,254	$31,171	$25,645
International	3,744	2,682	7,602	5,189

Total	$18,053	$15,936	$38,773	$30,834

6.                                      Related Party Transactions

Los Angeles Jewelers, Inc.(“LA Jewelers”) was one of the first suppliers to extend the Company with a line of credit to purchase its inventory in 2001. LA Jewelers has increased its credit extended to the Company from about $500 in 2001 to about $5,000 in 2004.  During the three months ended June 30, 2005 and 2004, the Company purchased approximately 19% and 34%, respectively, of the merchandise from this vendor.  During the six months ended June 30, 2005 and 2004, the Company purchased approximately 34% and 29%, respectively. One of the owners of Los Angeles Jewelers owns 1,200,000 shares of the Company’s common stock as of June 30, 2005.

7.                                      Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  Although the Company believes it has defenses to the allegations and intends to pursue them vigorously, currently, management does not have sufficient information to assess the validity of the claims or the amount of potential damages.  Company management currently believes, however, that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Prior Sales of Securities

From inception in 1999, and in 2000, 2001, 2002 and mid-2003, the Company raised over $20.5 million in gross equity capital offering and selling its Common Stock in the following approximate amounts for each year: in 1999, 978,070 shares at $4 per share; in 2000, 1,198,191 shares at $4  per share; in 2001, 580,621 shares at $4 and $5 per share (or a weighted average price of $4.47 per share); in 2002 1,051,924 shares at $5 per share; and in 2003, 753,262 shares at $5 and $6 per share (or a weighted average price of $5.26 per share).  The Company sold these shares to about 830 investors.  The persons associated with the Company who solicited these investors were not licensed as broker-dealers in any state or with the U.S. Securities and Exchange Commission (“SEC”).  The Company also issued shares of Common Stock in exchange for services and other non-cash consideration valued in excess of $5.5 million in the following approximate amounts for each year:  in 1999, 57,500 shares at $4 per share; in 2000, 100,000 shares at $4 per share; in 2001, 585,700 shares at $4.09 per share; in 2002 445,774 shares at $5 per share; in 2003, 18,673 shares at $5.60 per share; and in 2004, 28,544 shares at $5 per share.  The Company issued these shares to about 25 persons or entities.  The Company also issued the options to purchase Common Stock in the following amounts: no options were issued from 1999 through 2001; in 2002, options to purchase 1,332,000 shares at $3.75 per share; in 2003, options to purchase 485,500 shares at $4.50 per share; and in 2004, options to purchase 6,162,000 shares at $6 per share.

These offers and sales of Common Stock and options to purchase Common Stock were not registered under the federal and state securities laws, but were issued in reliance upon exemptions from such registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506 of Regulation D promulgated thereunder.  Similarly, in employing persons who were not licensed as broker-dealers, the Company relied on certain exemptions from the broker-dealer licensing requirements of the Securities Exchange Act of 1934 Act, as amended (the “1934 Act”) and of state securities laws. Since conducting these offers and sales of Common Stock and options to purchase Common Stock, the Company determined that it did not comply with the exemptions from registration under the 1933 Act and similar provisions of laws in each state in which the Company’s investors reside, because certain of the Company’s employees who solicited investors engaged in a “general solicitation” of securities.  In addition, these employees were required to be licensed as broker-dealers with the SEC and various states, but they were not so licensed.  The Company also determined that because investors did not receive information regarding the Company’s potential liability for these violations of federal and state securities laws, the Common Stock was issued to persons who failed to receive adequate information under federal and state securities laws.  In such situations a number of remedies may be available to regulatory authorities and the investors who purchased Common Stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of the Company’s assets, a restraining order or injunction, and a court order to pay restitution and costs.  In the event that rescission by all of the Company’s shareholders were to occur, the Company would be liable for the $20.5 million it received in exchange for its common stock, in addition to interest of approximately $8.3 million through June 30, 2005.  The Company may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest on this amount of approximately $2.1 million through June 30, 2005.

Accordingly, the Company is subject to potential liabilities, including penalties and fines, under the 1933 Act, the 1934 Act, the regulations thereunder and applicable state securities laws. Both federal and state securities laws also provide remedies to investors for such violations, which remedies include rescission, or a right to recover the investment plus interest from the date of issuance of the security, and, if the investor no longer owns the security, damages equal to the difference between the investment amount plus interest from the date of issuance and the value or price of the security at the time of its sale.

After voluntary reporting these violations to the SEC, the SEC staff advised the Company that it would not undertake an investigation in the matter.  The Company intends to seek financing in order to offer rescission to all of its investors.  However, the Company has not approached state securities commissioners in the states in which our investors reside.  Consequently, there is substantial uncertainty concerning what action state regulators may take against the Company and what effect any such action will have on the Company’s business and its ability to obtain financing.  If the Company is unable to secure the financing required for a rescission offer, any assertion by the Company’s shareholders of their legal claims against the Company will have a material adverse effect on the Company’s liquidity, its financial position, results of operation and cash flows.  Even if financing sources available to us were willing to accept these risks and willing to finance a rescission offer, there is no assurance that the terms of any such financing would be acceptable to us.  Moreover, even if the Company is successful in offering rescission to its shareholders, if, prior to the rescission offer, any shareholders who acquired their common stock in the Company’s offerings sells their common stock for less than the price at which they purchased their shares, they will be entitled to recover from the Company damages equal to the difference between their investment amount plus interest from the date of issuance and the value or price of the security at the time of its sale.  Because these shareholders will no longer own our common stock, the Company will not be able to extinguish these damage claims by offering to rescind the shareholder’s purchase of our Common Stock.

The probability that shareholders would assert a claim against the Company and the extent of the Company’s liability, if any, are contingent on a number of factors, including a shareholder’s desire to rescind his or her purchase, applicable legal precedent and statutes of limitation.  There are presently no claims by shareholders against the Company in a material amount. Based on information presently known to management, management does not believe that assertion of such claims in any material amount by the Company’s shareholders is probable. Accordingly, no accruals for either potential amounts payable or reserves have been made at this time.  However, there can be no assurance that the Company will be successful in securing the financing necessary for it to conduct a rescission offer.  An unfavorable outcome in any of these contingencies could have a material adverse impact on the Company’s financial position, results of operations and cash flows.

The accompanying financial statements do not include any adjustments that might result from the outcome for this uncertainty.

Endai Worldwide v. Bidz.com

The Company is a defendant in a lawsuit brought by Endai Worldwide (“Endai” or “plaintiff”)for past services in the amount of $78.  The plaintiff alleges that the Company owes approximately $78 unpaid internet advertising fees. The Company claims that plaintiff has not performed the services related to such charges and has counterclaimed for $1,000 in damages for inappropriate use of the Company’s user base. The litigation has been settled, although documents remain to be finalized. By the terms of the settlement, neither party is to pay any money to the other. Accordingly, the Company has not recorded any liability for this claim in the accompanying financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this form. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including various risks and uncertainties discussed below and throughout this report..

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

Net income in the three months ended June 30, 2005 was $0.370 million, or $0.02 per basic and diluted share.  In the three months ended June 30, 2004, net income was $0.023 million and net income per basic and diluted share was $0.00.  Although net sales revenue increased by 13% in the three months ended June 30, 2005 compared to the three months ended June 30, 2004, the net income increased by 1509% over the same period. The increase in net income was primarily due to increased sales of higher margin products.  Gross profit margin in the second quarter of 2005 was 20% compared to 17% in the second quarter of 2004.

The following table presents our historical operating results for the periods indicated as a percentage of net revenue:

	Three Months Ended June 30,
	2005	2004

Net revenue	100%	100%
Gross profit	20	17
Operating expenses:
General and administrative	14	13
Sales and marketing	4	4
Depreciation & Amortization	0	0
Total operating expenses	18	17
Income from Operations	2	0
Interest income (expense), net	—	—
Net income	2%	0%

The following describes certain line items set forth in our condensed statements of operations:

Net Revenue. Substantially all of our net revenue consist of jewelry sold via the Internet, net of allowance, discounts and returns. We also generate net revenue from Shipping and Handling, Commissions from Certified Merchants and Advertising Revenue.

The following table presents our sources or revenue for the periods indicated as a percentage of net sales.

	Quarter Ended June 30,
	2005	2004

Net Sales
Merchandise sales	91%	91%
Shipping & Handling	9	8
Commissions	0	1
Advertising	0	0
Total Net Sales	100%	100%

Net revenue increased 13% to $18.0 million in the three months ended June 30, 2005 from $15.9 million in the three months ended June 30, 2004.  This increase in net revenue was due primarily to the increase in registered buyers at our website and growth in demand for our jewelry products.  The Company also focused on maintaining a gross profit of 20% by offering higher margin products rather than only growing revenue.

The Company expects net revenue to grow by at least 20% over the next 12 months based on current sales trend and increased customer demand for its products. This compares to growth of 37% in net revenue for both the 2004 and 2003 fiscal years.

Cost of Revenues:  Cost of revenues includes product costs, inbound and outbound shipping charges, packaging supplies, product repair costs, credit card fees and certificate discounts and is recorded in the same period in which related revenues have been recorded.

Cost of revenues increased 9% to $14.4 million in the three months ended June 30, 2005 from $13.2 million in the three months ended June 30, 2004.  Cost of revenues increased at a slower rate than net revenues due to the improvement in gross profit margins to 20% in the three months ended June 30, 2005 compared to 17% in the three months ended June 30, 2004. Cost of certificate discounts given to customers were recorded in the three months ended June 30, 2005 while none were recorded in the three months ended June 30, 2004.

Gross Profit. Our gross profit consists of net revenue less the cost of revenue. Our cost of revenue consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, insurance on shipments and transaction fees associated with credit card and paypal payments.  Our gross profit has fluctuated historically based primarily on our product acquisition costs, product mix and pricing decisions.

Gross profit increased 33% to $3.6 million in the three months ended June 30, 2005 from $2.7 million in the three months ended June 30, 2004.  The increase in gross profit in second quarter 2005 resulted from the increase in gross profit as a percentage of net sales from 17% for the three months ended June 30, 2004 compared to 20% for the three months ended June 30, 2005 and from the increase in sales revenue which rose by 13% from the three months ended June 30, 2004 to the three months ended June 30, 2005. The increase in gross profit margin is a result of managing sales volume against demand from buyers to achieve a higher gross profit margin.

The Company expects gross profit margins to be in the 20% range over the next 12 months as it continues to actively target its profit margins at 20% through its product selection.

General and Administrative Expenses. Our general and administrative expenses consist primarily of payroll and related benefit costs for our employees. These expenses also include fulfillment, customer service and technology, as well as professional fees and other general corporate expenses.

General and administrative expenses increased 22% to $2.5 million in the three months ended June 30, 2005 from $2.1 million in three months ended June 30, 2004. The increase in general and administrative expenses was due primarily to a $0.4 million increase in payroll and payroll related expenses mainly from the expansion of staffing in technology and development.

The Company expects general and administrative expenses to grow by less than 20% over the next 12 months as they are expected to grow at a slower rate than net revenue.

Sales & Marketing Expenses. Our marketing expenses consist primarily of costs associated with paid search engines, email campaigns and contextual marketing.

Sales and marketing expenses increased 18% to $0.7 million in the three months ended June 30, 2005 from $0.6 million in the three months ended June 30, 2004. Management has kept the expense in line with the 13% growth in net revenue. The expenses consist primarily of paid website searches, contextual marketing, email marketing and affiliate programs.

The Company expects sales and marketing expenses to grow by about 20% over the next 12 months as net revenue is expected to grow by over 20%.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Net income in the six months ended June 30, 2005 was $0.613 million, or $0.02 per basic and diluted share.  In the six months ended June 30, 2004, net income was $0.541 million and net income per basic and diluted share was $0.02.  Net sales increased by 26% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004, and net income increased by 13% over the same period. The increase in net income resulted primarily from the increase in net revenue of 26% but was partially offset by the increasing cost of online marketing.

The following table presents our historical operating results for the periods indicated as a percentage of net revenue:

	Six Months Ended June 30,
	2005	2004

Net Sales	100%	100%
Gross Profit	19	19
Operating Expenses:
General & Administrative	13	13
Sales & Marketing	4	4
Depreciation & Amortization	0	0
Total Operating Expenses	17	17
Income from Operations	2	2
Interest income (expense), net	—	—
Net Income	2%	2%

Net Revenue

Net revenue increased 26% to $38.7 million in the six months ended June 30, 2005 from $30.8 million in the six months ended June 30, 2004.  This increase in net revenue was due primarily to the increase in registered buyers at our website and growth in demand for our jewelry products.

The following table presents our sources or revenue for the periods indicated as a percentage of net sales.

	Six Months Ended June 30,
	2005	2004

Net Sales
Merchandise sales	91%	90%
Shipping & Handling	9	9
Commissions	0	1
Advertising	0	0
Total Net Sales	100%	100%

Cost of Revenues

Cost of revenues increased 25% to $31.4 million in the six months ended June 30, 2005 from $25.1 million in the six months ended June 30, 2004.  Cost of revenues increased at a rate comparable to the 26% increase in net revenues for the same period.

Gross Profit

Gross profit increased 29% to $7.4 million in the six months ended June 30, 2005 from $5.7 million in the six months ended June 30, 2004.  The increase in gross profit in the first half of 2005 resulted from the increase in net revenue of 26% over the corresponding period.

General and Administrative Expenses

General and administrative expenses increased 28% to $5.1 million in the six months ended June 30, 2005 from $4.0 million in six months ended June 30, 2004. The increase in general and administrative expenses was in line with the increase in net revenue of 26% over the corresponding period. Payroll and payroll related expenses increased by $0.8 million and professional fees increased by $0.1 million.

Sales & Marketing Expenses

Sales and marketing expenses increased 44% to $1.6 million in the six months ended June 30, 2005 from $1.1 million in the six months ended June 30, 2004.  The increase in sales and marketing expenses was attributable to the higher spending on search engines, email campaigns and contextual marketing and to the increased cost of such online marketing this period over the corresponding period last year.

Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and cash generated from operations. The significant components of our working capital are inventory and liquid assets such as cash and accounts receivable, reduced by accounts payable and accrued expenses. Our business model contains beneficial working capital characteristics. While we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.

As of June 30, 2005, we had a working capital deficit of $1.5 million and have no short or long-term debt obligations. The working capital characteristics of our business model has allowed the Company to grow rapidly even with a working capital deficit since 2001.

Net cash provided by operating activities was $1.9 million in the six months ended June 30, 2005 compared to net cash used of ($0.8) million in the six months ended June 30, 2004. The net cash was affected mainly by changes in net income, inventories and accounts payable . The Company recorded a net income of $0.6 million in the six months ended June 30, 2005 compared to $0.5 million in the six months ended June 30, 2004.

The increase in cash provided from operating activities in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was $2.7 million. For the six-month period, cash provided by net income was $0.6 million in 2005 compared to $0.5 million in 2004 while cash provided by inventories was $3.7 million in 2005 compared to cash used of ($1.7) million in 2004. Cash used in accounts payable was $(1.6) in the six months ended June 30, 2005 compared to cash provided of $1.0 million in the six months ended June 30, 2004.

The bank overdraft reflected in the Balance Sheets is a result of cash less post dated checks outstanding. It is customary for the Company’s vendors to accept post dated checks as extended payment for purchases of merchandise. This has worked well for the Company and no problems have been encountered by the Company by issuing post dated checks.

Net cash used in investing activities was $(0.1) million in the six months ended June 30, 2005 compared to $0 in the three months ended June 30, 2004, and such additions were primarily related to capital expenditures for office equipment, technology system infrastructure and automobile.

Net cash used for financing activities was $(1.7) million in the six months ended June 30, 2005 compared to net cash provided of $0.8 million in the six months ended June 30, 2004.  This is primarily related to changes in bank overdraft.  Net cash used to reduce bank overdraft was $(1.7) million in the six months ended June 30, 2005 compared to net cash provided by bank overdraft of $0.9 million in the six months ended June 30, 2004. The Company recorded payments for retirement of common stock of $0.0 million in the six months ended June 30,2005 compared to $(0.1) million in the six months ended June 30, 2004.

Due to the working capital deficit, the Company cannot be certain that anticipated revenue from operations will be sufficient to satisfy its ongoing capital requirements. Management’s belief is based on the Company’s operating plan, which in turn is based on assumptions that may prove to be incorrect.  If the Company’s financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern.  The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

There are also substantial uncertainties associated with the Company’s violations of federal and state securities laws in connection with its prior equity offerings.  These uncertainties include to what extent the Company’s shareholders will assert claims against the Company for rescission of their investments in the Company, the principal cash amount of which exceeded $20.5 million and non-cash amount of which exceeded $5.5 million with accumulated interest in the amounts of $8.3 million and $2.1 million, respectively, as of June 30, 2005 .  The Company intends to address these contingent liabilities by seeking financing in order to offer rescission to all of its investors. Even if financing sources available to us were willing to accept these risks and willing to finance a rescission offer, there is no assurance that the terms of any such financing would be acceptable to us.

If the Company is unable to secure the financing required for a rescission offer, any assertion by the Company’s shareholders of their legal claims against the Company will have a material adverse effect on the Company’s liquidity, its financial position, results of operation and cash flows.  Even if the Company is successful in offering rescission to its shareholders, if, prior to the rescission offer, any shareholders who acquired their common stock in the Company’s offerings sells their common stock for less than the price at which they purchased their shares, they will be entitled to recover from the Company damages equal to the difference between their investment amount plus interest from the date of issuance and the value or price of the security at the time of its sale.  Because these shareholders will no longer own the Company’s common stock, the Company will not be able to extinguish these damage claims by offering to rescind the shareholder’s purchase of their common stock.

The probability that shareholders would assert a claim against the Company and the extent of the Company’s liability, if any, are contingent on a number of factors, including a shareholder’s desire to rescind his or her purchase, applicable legal precedent and statutes of limitation.  There are presently no claims by shareholders against the Company in a material amount. Based on information presently known to management, management has no reason to believe that such claims in any material amount will be made by its shareholders, provided that the market price that develops for the Company’s Common Stock is at least equal to the price at which the Company’s investors purchased their Common Stock and that the Company is successful in its attempt to make a rescission offer to its investors.  Based on the foregoing, management does not believe that assertion of such claims by the Company’s shareholders is probable.  Accordingly, no accruals for either potential amounts payable or reserves have been made at this time.

Should financing sources fail to materialize, management would seek alternate funding sources by requesting additional capital from major shareholders and/or the extension of credit from suppliers.  Management’s plan is to eventually access the public equity markets and seek asset based lines of credit to provide additional working capital for expansion. Management has also considered private venture capital funds and may sell additional equity, if required.

RISK FACTORS

Risks Related to our Equity

Holders of common stock issued by us in prior offerings are entitled to rescind their purchases.

Issuances of securities are subject to federal and state securities laws.  From 1999 through 2004, we offered and sold common stock to investors in various states, raising gross equity capital of approximately $20.5 million from approximately 830 investors, and we issued common stock to various third parties, such as vendors, and issued employee stock options to many of our employees, the value of which common stock was approximately $5.5 million.  We issued these securities in reliance upon exemptions from the registration requirements of federal and state securities laws.  We have determined that our securities offerings did not comply with the requirements of the applicable exemptions, because certain of our employees who solicited our investors engaged in a “general solicitation” of securities.  In addition, those employees were required to be licensed as broker-dealers with the U.S. Securities and Exchange Commission (“SEC”) and in various states, but they were not so licensed.  Because we did not uncover these violations until after we sold our securities, we did not disclose these violations, nor the potential liabilities associated with these violations, to our investors.  Consequently, our securities offerings also did not comply with disclosure requirements of applicable securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs.  As a result, the investors and other holders of our common stock are entitled to return their shares to us and assert a legal claim to receive back from us the full price they paid, plus interest, which Management presently has not been able to reasonably estimate.  In the event that a rescission by all of the Company’s shareholders were to occur, the Company would be liable for the $20.5 million it received in exchange for its common stock, in addition to interest of approximately $8.3 million through June 30, 2005.  The Company may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.1 million through June 30,2005.

We have disclosed these violations of federal and state securities laws to the SEC.  We also intend to seek financing in order to offer rescission to all of our investors   However, we have not approached state securities commissioners in the states in which our investors reside.  Consequently, there is substantial uncertainty concerning what action state regulators may take against us and what effect any such action will have on our business and our ability to obtain financing. If we are unable to secure the financing required for a rescission offer, any assertion by our shareholders of their legal claims against us will have a material adverse effect on our financial position and results of operation and cash flows.  Even if financing sources available to us were willing to accept these risks and willing to finance a rescission offer, there is no assurance that the terms of any such financing would be acceptable to us.  Moreover, even if we are successful in offering rescission to our shareholders, if, prior to the rescission offer,  any our shareholders who acquired their common stock in these offerings sells their common stock for less than the price at which they purchased their shares, they will be entitled to recover from us damages equal to the difference between their investment amount plus interest from the date of issuance and the value or price of the security at the time of its sale.  Because these shareholders will no longer own our common stock, we will not be able to extinguish these damage claims by offering to rescind the shareholder’s purchase of our common stock.

There has been no established trading market for our common stock.

There has been no established trading market for our common stock.  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The concentration of our capital stock ownership with our founder and executive officers and directors and their affiliates will limit your ability to influence corporate matters.

Our founder, executive officers and directors will together own approximately 61.8% of our common stock and 59.1% on a fully diluted basis.  As a result, they have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future.  This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial.  As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

Risks Related to our Business

The Opinion from our Independent Registered Public Accounting Firm Contains a Going Concern Qualification.

The report of Stonefield Josephson, Inc., our independent registered public accounting firm, with respect to our financial statements and the related notes for the years ended December 31, 2004  2003 and 2002, indicates that, at the date of their report,  our history of significant operating losses, working capital deficit, total stockholders’ deficit, and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.  At June 30, 2005, we had an accumulated deficit of ($28,981).  We cannot be certain that revenue from operations will be sufficient to satisfy our ongoing capital requirements.  If our financial resources are insufficient, we may require additional financing in order to execute our operating plan and continue as a going concern.

We may not be able to forecast revenue or earnings accurately due to our limited operating history.

As a result of our limited operating history and the emerging nature of the markets in which we compete, we may not be able to forecast revenue or earnings accurately.  We may also be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We do not have a guaranteed supply of excess jewelry.

We have informal arrangements with distributors and manufacturers for excess jewelry on favorable terms and conditions, but these arrangements do not include any inventory supply obligations on their part.  As a result, we do not have a guaranteed supply of excess jewelry products.  Our inability to maintain and expand these and other future excess jewelry supply relationships or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us would substantially harm our business and results of operations.

Our failure to acquire excess jewelry at competitive prices would result in higher costs and lower net sales and damage our competitive position.

If we are unable to acquire excess jewelry at competitive prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged.  The success of our business model depends, in part, on our ability to offer bargain prices to customers that are below those of traditional jewelry retailers.

Increases in the cost of precious metals and precious and semi-precious stones would increase the cost of our jewelry products.

The jewelry industry in general is affected by fluctuations in the prices of precious metals and precious and semi-precious stones.  The availability and prices of gold, silver and platinum and other precious metals and precious and semi-precious stones may be influenced by such factors as cartels, political instability in exporting countries, changes in global demand and inflation.  Shortages of these materials or a rise in their price could result in reduced margins or increased prices causing reduced sales of such products.

We cannot guarantee the quality or authenticity of products offered by our Certified Merchants.

Because we offer customers the opportunity to purchase products beyond those in our inventory through our Certified Merchants Program, we may inadvertently facilitate sales of counterfeit or stolen goods, which could expose us to liability for intellectual property infringement claims and damage our reputation.

We rely heavily on the sale of fine jewelry for our net sales, and demand for these products could decline.

Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers.  The volume and dollar value of such purchases may significantly decrease during economic downturns.  The success of our business depends in part on macroeconomic factors such as employment levels, salary levels, tax rates and credit availability, all of which affect consumer spending and disposable income.  Any reduction in consumer spending or disposable income may affect us more significantly than companies in other industries.

Because we carry all of our excess jewelry products in inventory, if we are unable to accurately predict and plan for changes in consumer demand, our net sales and gross margins may decrease.

Consumer tastes and preferences for jewelry products can change rapidly, thus exposing us to significant inventory risks.  The demand for specific products can change between the time the products are ordered and the date of receipt.  As a result, if we do not accurately predict these trends or if we overstock unpopular products, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins.

Competition from online auctioneers and other online companies with greater brand recognition may adversely affect our sales.

The market for live auctions conducted over the Internet is new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future.  Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software.  We currently or potentially compete with a number of other companies.  Our direct competitors include various online auction services and retailers that specialize in jewelry, including “ebay.com”, “odimo.com”, “bluenile.com”, “overstock.com” and “ubid.com”.

In addition, many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than us.  They may enter into strategic or commercial relationships with larger, more established and well-financed companies, or may enter into exclusive distribution agreements with our suppliers and deny us access to their products.  They may also devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems technology than us.  There are no assurances that we will be able to compete successfully against current and future competitors or address increased competitive pressures.

Our advertising relationships with Internet portals and other websites may fail to create consumer awareness of our website and product offerings.

Our current marketing and advertising strategy consists of targeted search advertising, portal and targeted website advertising, participation in affiliate programs, and direct advertising.  We do not maintain long-term contracts or arrangements with Internet portals, and we may not successfully enter into additional relationships or renew existing ones beyond their current terms.  We expect that we will have to pay increasing fees to maintain, expand or enter into new relationships of this type.  In addition, traffic to our websites could decline if our online marketing programs become less effective or if the traffic to the website of an Internet portal on which we advertise decreases.  Our business could be materially adversely affected if any of our online advertisers experience financial or operational difficulties or if they experience other corporate developments that adversely affect their performance.  A failure to maintain, expand or enter into Internet portal relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or limit the growth of our business.

We are dependent on David Zinberg, our Chief Executive Officer and President, and other members of our management team.

Our performance is substantially dependent upon the services and performance of our Chief Executive Officer David Zinberg, who has extensive experience with the purchase and sale of jewelry, art and collectibles through non-traditional channels, including through liquidation. We have an employment agreement with Mr. Zinberg, with a term through 2007.  The loss of the services of Mr. Zinberg or certain of our management team members for any reason or our inability to attract new management team members with such expertise could adversely affect our operations or otherwise have a material adverse effect on our business.

We rely on suppliers and third-party carriers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.

We rely on suppliers to promptly ship our orders, which we then carry in inventory to ensure availability and expedited delivery to our customers.  We also rely on third-party carriers to ship products to our customers.  As a result, we are subject to risks, including employee strikes and inclement weather, associated with third-party carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs.  Our suppliers’ and third-party carriers’ failure to deliver products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.

We face the risk of theft of our products from inventory or during shipment.

We may experience theft of our products while they are being held in inventory or during the course of shipment to our customers by third-party carriers. We have taken steps to prevent such theft and maintain insurance to cover losses resulting from theft. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

If the single facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition would be harmed.

Our ability to successfully receive and fulfill orders and to provide high quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our web site is located at a single leased facility in downtown Los Angeles. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events.  We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur.  In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data.  The occurrence of any of the foregoing risks could substantially harm our business and results of operations.

Our growth will depend on our ability to develop our brand.

We believe that our historical growth has been largely attributable to word of mouth.  We believe that continuing to strengthen our brand will be critical to achieving widespread acceptance of our services.  Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide high-quality services.  In order to promote our brand, we will need to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users.  Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand.  If we do attract new users to our services, they may not conduct transactions over our services on a regular basis.  If we fail to promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

Our international sales activities carry certain inherent risks.

There are certain risks associated with doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business.  We are also subject to increased risks relating to foreign currency exchange rate fluctuations.

We do not intend to pay dividends on our common stock, and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We have never declared or paid any cash dividends on our common stock and do not intend to pay dividends on our common stock for the foreseeable future.  We intend to invest our future earnings, if any, to fund our growth.  Therefore, you likely will not receive any dividends from us on our common stock for the foreseeable future.

Risks Related to Doing Business Online

Our business is adversely affected by anything that causes our users to spend less time on their computers, including national events.

Anything that diverts our users from their customary level of usage of our website could adversely affect our business.  We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity.

If the Internet infrastructure fails to grow or deteriorates, our ability to grow our business will be impaired.

Our success will depend on the continued growth and maintenance of the Internet infrastructure.  This includes maintenance of a reliable network infrastructure with the necessary speed, data capacity and security for providing reliable Internet services.  Viruses, worms and similar programs also harm the performance of the Internet.  The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future.  These outages and delays could reduce the level of Internet usage as well as our ability to provide our solutions.

We may not be able to increase capacity or respond to rapid technological changes in a timely manner or without service interruptions, which may harm our business.

As traffic on our websites grows, we may not be able to accommodate all of the growth in user demand on our websites and in our customer sales and support center.  If we are unable to upgrade our existing technology or network infrastructure and the systems used to process customers’ orders and payments to accommodate increased sales volume, our potential customers may be dissatisfied and may purchase merchandise from our competitors.  We may also fail to provide enough capacity in our customer service and sales support center to answer phones or provide adequate customer service.  A failure to implement new systems and increase customer service center capacity effectively or within a reasonable period of time could adversely affect our sales.

We also intend to introduce additional or enhanced features and services to retain current customers and attract new customers to our websites.  If we introduce a feature or a service that is not favorably received, our current customers may not use our websites as frequently and we may not be successful in attracting new customers.  We may also experience difficulties that could delay or prevent us from introducing new services and features.  These new services or features may contain errors that are discovered only after they are introduced and we may need to significantly modify the design of these services or features to correct.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events.

Our systems are also subject to break-ins, sabotage, intentional acts of vandalism, and potential disruption if the operators of these facilities have financial difficulties.  Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services.  In addition, the failure by our hosting facilities to provide our required data communications capacity could result in interruptions in our service.  We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

Our failure to protect confidential information of our customers and our network against security breaches could damage our reputation and substantially harm our business and results of operations.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks.  Our failure to prevent these security breaches could damage our reputation and substantially harm our business and results of operations.  Currently, a majority of our sales are billed to our customers’ credit card accounts directly.  Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature.  We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. We do not currently carry insurance against this risk.  Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data.  In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase.  Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations.

We may not be able to maintain our domain name uniqueness.

Our Internet domain name is critical to our business success.  Under current domain name registration practices, no one else can obtain an identical domain name, but can obtain a similar name, or the identical name with a different suffix, such as “.net” or “.org”, or with a different country designation such as “jp” for Japan.  As a result, third parties may use domain names that are similar to ours, which may result in confusion to potential customers and lost sales.

We may be unable to protect or enforce our own intellectual property rights adequately.

We regard the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets as critical to our success.  We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system.  We also rely on contractual restrictions to protect our proprietary rights in products and services.  We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.  These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others.  We are pursuing the registration of our domain names, trademarks, and service marks in the U.S. and internationally.  Effective trademark, copyright, patent, trade dress, trade secret, and domain name protection is very expensive to maintain and may require litigation.  We must protect our trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.  We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others.  These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

Various legal rules and regulations related to privacy and the collection, dissemination and security of personal information may adversely affect our marketing efforts.

We are subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information, designed to protect the privacy of personally identifiable information as well as to protect against its misuse.  These laws include the Federal Trade Commission Act, the Children’s Online Privacy Protection Act, the Fair Credit Reporting Act and related regulations as well as other legal provisions.  Several states have proposed legislation that would limit the use of personal information gathered online or require online services to establish privacy policies.  These regulations and other laws, rules and regulations enacted in the future, may adversely affect our ability to collect and disseminate or share demographic and personal information from users and our ability to email or telephone users, which could be costly and adversely affect our marketing efforts.

If we are required to collect sales and use taxes on the products we sell, we may be subject to liability for past sales and our future sales may decrease.

In accordance with current industry practice and our interpretation of current law, we do not currently collect sales and use taxes or other taxes with respect to shipments of goods into states other than California.  However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on us in the future.  A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past and future sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business, financial condition and results of operations.

We may be subject to regulations governing the conduct and liability of auctioneers.

Numerous states and foreign jurisdictions, including the State of California, where our headquarter is located, have regulations regarding how “auctions” may be conducted and the liability of “auctioneers” in conducting such auctions.  No final legal determination has been made as to whether the California regulations apply to our business and little precedent exists in this area.  Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon us or our users, which could harm our business.

We are subject to regulations relating to consumer privacy.

Several domestic jurisdictions have proposed, and California, Minnesota, Utah, and Vermont have recently passed, legislation that would limit the uses of personal user information gathered online or offline.  Many jurisdictions already have such laws and continuously consider strengthening them, especially against online services.  However, the Fair Credit Reporting Act, or FCRA, a federal statute enacted in 1970 to protect consumer privacy, includes a provision preempting conflicting state laws on the sharing of information between corporate affiliates.  The preemptive provisions of FCRA were permanently extended in 2002, thus ensuring that we are not subject to the laws of each individual state with respect to matters within the scope of FCRA, but remain subject to the provisions of FCRA.

The U.S. Federal Trade Commission also has settled several proceedings against companies regarding the manner in which personal information is collected from users and provided to third parties.  Specific statutes intended to protect user privacy have been passed in many non-U.S. jurisdictions.  Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions amongst our users (e.g., to payment companies, shipping companies, etc.), is both necessary and difficult.  Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business.  Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the Internet.  This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet.  Today, there are still relatively few laws specifically directed towards online services.  However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world and it is possible that such laws and regulations will be adopted.  These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security.   Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy is uncertain.  The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.  Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s (E.U.) Directive on Distance Selling and Electronic Commerce have only recently begun to be interpreted by the courts and implemented by the E.U. Member States, so their applicability and scope remain somewhat uncertain.  As our activities and the types of goods listed on our site expand, regulatory agencies may claim that we or our users are subject to licensure in their jurisdiction, either with respect to our services in general, or in order to allow the sale of certain items (e.g., real estate, event tickets, boats, automobiles).

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates.  We do not believe that a change in market interest rates would have a material effect on our results of operations or financial condition.  Although we derive a portion of our sales outside of the United States, all of our sales are denominated in U.S. Dollars.  We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

As a result of the risks of rescission discussed in Item 2, we have market risk exposure to the trading price of our common stock.  See Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risks Related to our Equity - Holders of common stock issued by us in prior offerings are entitled to rescind their purchases.

ITEM 4 - CONTROLS AND PROCEDURES

The Company conducted an internal evaluation of its disclosure, controls, and procedures as of the end of the period covered by this report under the supervision and with the participation of management, including David Zinberg, President and Chief Executive Officer (CEO), and Lawrence Kong, Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance to the officers that they have been provided, on a timely basis, all material information necessary for them to determine that the Company has disclosed all material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission.  Based upon the officers’ evaluation, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Endai Worldwide v. Bidz.com

The Company is a defendant in a lawsuit brought by Endai Worldwide (“Endai” or “plaintiff”)for past services in the amount of $78.  The plaintiff alleges that the Company owes approximately $78 unpaid internet advertising fees. The Company claims that plaintiff has not performed the services related to such charges and has counterclaimed for $1 million in damages for inappropriate use of the Company’s user base. The litigation has been settled, although documents remain to be finalized. By the terms of the settlement, neither party is to pay any money to the other.

ITEM 6.  EXHIBITS.

31.1                           Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2                           Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1                           Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM, INC.

	By:	/s/ DAVID ZINBERG

David Zinberg
President and Chief Executive Officer

	By:	/s/ LAWRENCE KONG

Lawrence Kong
Principal Accounting Officer

Dated: August 18, 2005