Form 10-Q
period 2005-09-30
Bidz.com, Inc.
filed 2005-11-10
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Number of shares outstanding of Registrant’s common stock, no par value, as of November 10, 2005:

23,312,500

This quarterly report includes forward looking statements. All statements other than statements of historical facts contained therein, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward looking statements are subject to a number of risks, uncertainties and assumptions discussed throughout this filing.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

	(In Thousands except share numbers)
	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash	$2	$5
Accounts receivable, net	502	561
Inventories, net of reserves of $226 and $309 at September 30, 2005 and December 31, 2004 respectively	12,945	10,733
Other current assets, including $57 and $0 from a related party at September 30, 2005 and December 31, 2004 respectively	105	107

Total current assets	13,554	11,406

Property and equipment, net	308	344

Intangible asset	150	150
Deposits	340	590

	$14,352	$12,490

Liabilities and Stockholders’ Equity

Current liabilities:
Bank overdraft	$7,500	$6,503
Accounts payable	4,761	4,903
Accrued expenses	1,145	1,105
Deferred revenue	1,003	1,059

Total current liabilities	14,409	13,570

Commitments and contingencies	—	—

Stockholders’ deficit:
Common Stock; no par value; authorized 50,000,000 shares; issued and outstanding 23,312,500 and 11,922,500 shares at September 30, 2005 and December 31, 2004 respectively	28,830	28,388
Class B Common Stock; no par value; authorized 25,000,000 shares; issued and outstanding 0 and 15,534,689 shares at September 30, 2005 and December 31, 2004 respectively	—	426
Deferred stock-based compensation	(150)	(300)
Accumulated deficit	(28,737)	(29,594)

Total stockholders’ deficit	(57)	(1,080)

	$14,352	$12,490

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Operations (Unaudited)

	(In Thousands, except per share numbers)
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net revenues:
Merchandise sales and shipping	$21,058	$15,217	$59,683	$45,677
Commissions	40	116	186	463
Advertising	—	8	2	35

	21,098	15,341	59,871	46,175

Cost of revenues	16,760	12,228	48,164	37,364

Gross Profit	4,338	3,113	11,707	8,811

Operating expenses:
General and administrative	2,430	2,214	7,521	6,204
Sales and marketing	1,163	645	2,752	1,747
Pre-IPO costs	442	—	442	—
Depreciation and amortization	40	36	116	101

Total operating expenses	4,075	2,895	10,831	8,052

Income from operations	263	218	876	759

Other income - Interest income	8	—	8	—

Income before income taxes	271	218	884	759

Income taxes	27	—	27	—

Net income	$244	$218	$857	$759

Net income per share available to common shareholders - basic	$0.01	$0.01	$0.03	$0.03

Net income per share available to common shareholders - diluted	$0.01	$0.01	$0.03	$0.03

Weighted average number of shares outstanding - basic	23,312,500	27,457,405	24,678,712	27,469,703

Weighted average number of shares outstanding - diluted	23,829,724	28,003,393	25,201,688	28,022,071

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

	(In Thousands)
	Nine Months Ended
	September 30,	September 30,
	2005	2004

Cash flows used for operating activities:
Net income	$857	$759
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	116	101
Change in inventory reserve	(83)	135
Stock based compensation	166	150

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	59	8
Inventories	(2,129)	(5,129)
Other current assets	59	(147)
Deposits	250	—
Increase (decrease) in liabilities:
Accounts payable	(142)	3,797
Accrued expenses	40	(662)
Deferred revenue	(56)	93
Net cash (used for) operating activities	(863)	(895)
Cash flows used for investing activity:
Capital expenditures	(137)	(36)
Cash flows provided by financing activities:
Increase in bank overdraft	997	1,052
Payments for retirement of common stock	—	(124)
Net cash provided by financing activities	997	928
Net decrease in cash	(3)	(3)
Cash, beginning of period	$5	10
Cash, end of period	$2	$7
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$18	$—
Supplemental disclosure of non-cash investing and financing activities:
Disposal of property and equipment	$57	$—
Stock issued for asset purchased	$—	$125

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS

(NUMBERS IN THOUSANDS, EXCEPT FOR PER SHARE NUMBERS)

(UNAUDITED)

1.             Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 filed in Amendmend No. 1 to the Form 10 by the Company on June 30, 2005.  In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of September 30, 2005 and the results of operations for the three month and nine month periods ended September 30, 2005 and 2004 and the cash flows for the nine month periods ended September 30, 2005 and 2004.  The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  Although the Company has reported net income of $771 for the year ended December 31, 2004 and $857 for the year to date ended September 30, 2005, the Company has reported a working capital deficit of $855 and accumulated deficit of $28,737 as of September 30, 2005.

Management has raised funds through the sale of its stock in private placements taking place from inception through the year 2003 that it believes will be sufficient to provide the Company with the ability to continue in existence.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  Through September 30, 2005, the Company has not been able to generate sufficient profits from its operations to cover the accumulated deficit. Although the Company has been able to issue its common stock through private placements to raise capital in order to fund its operations, it is not known whether the Company will be able to continue this practice, or be able to obtain other types of financing or if its sales will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company’s ability to continue as a going concern.  Management anticipates sales to grow as a result of additional products offered to its customers and increase of its customer base.  Management believes that new product offerings and continuing increase of customers will enable the Company to generate positive operating cash flows and continue its operations.  However, no assurances can be given as to the success of these plans.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase.  EITF 05-6 is effective for periods beginning after July 1, 2005.  We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an assert retirement activity.  The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.  FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

2.             Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings per common share is calculated by dividing net income available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. As of the three months ended September 30, 2005 and 2004, the Company has approximately 517 and 546 respectively of common stock equivalents from stock options, which was included in the calculation of diluted earnings per share.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method for the three month and nine month periods ended September 30, 2005 and 2004.  The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Basic and diluted net income per share:

Numerator:
Net income	$244	$218	$857	$759

Denominator:

Weighted common shares outstanding	23,313	27,457	24,679	27,470

Effect of dilutive securities	517	546	523	552

Denominator for diluted calculation	23,830	28,003	25,202	28,022

Net income per share, basic	$0.01	$0.01	$0.03	$0.03

Net income per share, diluted	$0.01	$0.01	$0.03	$0.03

3.             Accounting for Stock Based Compensation

At September 30, 2005, the Company has two stock-based employee compensation plans (the 2002 Stock Option Plan and the 2001 Stock Option Plan).  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands except per share amounts):.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income, as reported	$244	$218	$857	$759
Compensation recognized under APB 25	—	—	—	—
Compensation recognized under SFAS 123	—	—	178	8,643
Pro-forma net income (loss)	$244	$218	$679	$(7,884)

Net Income per share:
Basic - as reported	$0.01	$0.01	$0.03	$0.03
Basic - pro-forma	$0.01	$0.01	$0.03	$(0.29)
Diluted - as reported	$0.01	$0.01	$0.03	$0.03
Diluted - pro-forma	$0.01	$0.01	$0.03	$(0.28)

The Black-Scholes option pricing formula was used to estimate the fair value of the stock based compensation under SFAS 123. For all the three month and nine month periods ended September 30, 2004 and 2005, 4% risk free interest rate, 0% dividend rate, 0% volatility and $6.00 market value per share were assumed.

4.             Concentrations

Purchases from two vendors amounted to $8,916, and $6,765 representing 45% and 48% of the total purchases during the three months ended September 30, 2005 and 2004 respectively. Purchases from two vendors amounted to $18,513, and $16,995 representing 42% and 47% of the total purchases during the nine months ended September 30, 2005 and 2004 respectively. Outstanding accounts payable to the two major vendors (net of amounts of post dated checks) totaled $1,276 and $1,822 as of September 30, 2005 and December 31, 2004, respectively.  Loss of any of these vendors may have a negative impact on the operations of the Company.

The Company sold jewelry products of approximately $20,231 and $14,847, which accounted for approximately 96%, and 97% of the total revenue, during the three months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, the Company sold jewelry products of approximately $57,859, and $43,415, which accounted for approximately 97%, and 94% of the total revenue, respectively. The Company’s ability to continue its operations is highly dependent on the (i) availability of sufficient volume of jewelry supply; (ii) stable inventory cost, and (iii) continuing consumer demand of its products.  The Company’s failure to anticipate and react to changes of these factors could adversely affect its results of operations.

5.             Segment and Geographic Information:

Net revenue by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenue for three month and nine month periods ended September 30, 2005 and 2004 . Net revenue by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

United States	$16,619	$12,483	$47,789	$38,128
International	4,479	2,858	12,082	8,047

Total	$21,098	$15,341	$59,871	$46,175

6.             Related Party Transactions

Los Angeles Jewelers, Inc.(“LA Jewelers”) was one of the first suppliers to extend the Company with a line of credit to purchase its inventory in 2001. LA Jewelers has extended credit to the Company of approximately $8,000 as of September 30, 2005.  During the three months ended September 30, 2005 and 2004, the Company purchased approximately 40% and 35%, respectively, of the merchandise from this vendor.  During the nine months ended September 30, 2005 and 2004, the Company purchased approximately 37% and 32%, respectively. One of the owners of Los Angeles Jewelers owns 1,200,000 shares of the Company’s common stock as of September 30, 2005.

David Zinberg, Chief Executive Officer of the Company purchased an automobile from the Company for $57 during the three month period ending September 30, 2005 and as of September 30, 2005 the amount of $57 is outstanding from Mr. Zinberg.

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

Prior Sales of Securities

From inception in 1999, and in 2000, 2001, 2002 and mid-2003, the Company raised over $20.5 million in gross equity capital offering and selling its Common Stock in the following approximate amounts for each year: in 1999, 978,070 shares at $4 per share; in 2000, 1,198,191 shares at $4  per share; in 2001, 580,621 shares at $4 and $5 per share (or a weighted average price of $4.47 per share); in 2002 1,051,924 shares at $5 per share; and in 2003, 753,262 shares at $5 and $6 per share (or a weighted average price of $5.26 per share).  The Company sold these shares to about 830 investors.  The persons associated with the Company who solicited these investors were not licensed as broker-dealers in any state or with the U.S. Securities and Exchange Commission (“SEC”).  The Company also issued shares of Common Stock in exchange for services and other non-cash consideration valued in excess of $5.5 million in the following approximate amounts for each year:  in 1999, 57,500 shares at $4 per share; in 2000, 100,000 shares at $4 per share; in 2001, 585,700 shares at $4.09 per share; in 2002, 445,774 shares at $5 per share; in 2003, 18,673 shares at $5.60 per share; and in 2004, 28,544 shares at $5 per share.  The Company issued these shares to about 25 persons or entities.  The Company also issued the options to purchase Common Stock in the following amounts: no options were issued from 1999 through 2001; in 2002, options to purchase 1,332,000 shares at $3.75 per share; in 2003, options to purchase 485,500 shares at $4.50 per share; in 2004, options to purchase 6,162,000 shares at $6 per share; and in 2005, options to purchase 192,000 shares at $6 per share.

These offers and sales of Common Stock and options to purchase Common Stock were not registered under the federal and state securities laws, but were issued in reliance upon exemptions from such registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506 of Regulation D promulgated thereunder.  Similarly, in employing persons who were not licensed as broker-dealers, the Company relied on certain exemptions from the broker-dealer licensing requirements of the Securities Exchange Act of 1934 Act, as amended (the “1934 Act”) and of state securities laws. Since conducting these offers and sales of Common Stock and options to purchase Common Stock, the Company determined that it did not comply with the exemptions from registration under the 1933 Act and similar provisions of laws in each state in which the Company’s investors reside, because certain of the Company’s employees who solicited investors engaged in a “general solicitation” of securities.  In addition, these employees were required to be licensed as broker-dealers with the SEC and various states, but they were not so licensed.  The Company also determined that because investors did not receive information regarding the Company’s potential liability for these violations of federal and state securities laws, the Common Stock was issued to persons who failed to receive adequate information under federal and state securities laws.  In such situations a number of remedies may be available to regulatory authorities and the investors who purchased Common Stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of the Company’s assets, a restraining order or injunction, and a court order to pay restitution and costs.  In the event that rescission by all of the Company’s shareholders were to occur, the Company would be liable for the $20.5 million it received in exchange for its common stock, in addition to interest of approximately $8.8 million through September 30, 2005.  The Company may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest on this amount of approximately $2.2 million through September 30, 2005.

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

After voluntary reporting these violations to the SEC, the SEC staff advised the Company that it would not undertake an investigation in the matter . The Company intends to seek financing in order to offer rescission to all of its investors.  However, the Company has not approached state securities commissioners in the states in which our investors reside.  Consequently, there is substantial uncertainty concerning what action state regulators may take against the Company and what effect any such action will have on the Company’s business and its ability to obtain financing.  If the Company is unable to secure the financing required for a rescission offer, any assertion by the Company’s shareholders of their legal claims against the Company will have a material adverse effect on the Company’s liquidity, its financial position, results of operation and cash flows.  Even if financing sources available to us were willing to accept these risks and willing to finance a rescission offer, there is no assurance that the terms of any such financing would be acceptable to us.  Moreover, even if the Company is successful in offering rescission to its shareholders, if, prior to the rescission offer, any shareholders who acquired their common stock in the Company’s offerings sells their common stock for less than the price at which they purchased their shares, they will be entitled to recover from the Company damages equal to the difference between their investment amount plus interest from the date of issuance and the value or price of the security at the time of its sale.  Because these shareholders will no longer own our common stock, the Company will not be able to extinguish these damage claims by offering to rescind the shareholder’s purchase of our Common Stock.

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

Endai Worldwide v. Bidz.com

The Company is a defendant in a lawsuit brought by Endai Worldwide (“Endai” or “plaintiff”)for past services in the amount of $78.  The plaintiff alleges that the Company owes approximately $78 unpaid internet advertising fees. The Company claims that plaintiff has not performed the services related to such charges and has counterclaimed for $1,000 in damages for inappropriate use of the Company’s user base. During the quarter ended September 30, 2005, this litigation has been settled. By the terms of the settlement, neither party is to pay any money to the other. Accordingly, the Company has not recorded any liability for this claim in the accompanying financial statements.

8.             Subsequent Event

Effective November 1, 2005, the Company commenced charging a transaction fee of 3% on auction sales payments subject to a minimum fee of $0.50.  This transaction fee will be reported within revenues as transaction fee income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this form. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including various risks and uncertainties discussed below and throughout this report.

Critical Accounting Policies

The preparation of our financial statements requires that we make certain estimates and judgments that affect amounts reported and disclosed in our financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following are the critical accounting policies that we believe require significant estimation and management judgment.

Revenue Recognition

We derive revenue from four sources:  merchandise sales, commission revenue from sales of certified merchandise that is owned by third parties, advertising revenue and shipping revenue.  Revenue from all four sources is recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  Merchandise sales are recognized upon shipments made to individual consumers and businesses that are fulfilled from the Company warehouse.  The Company generally requires online payment by credit card or other electronic payment methods at the point of sale.  Amounts received or charged to credit cards and other online payment services (when invoiced), prior to shipment of goods to customers, are recorded as deferred revenue.  Gross sales are reduced by returns, chargebacks from customers and other discounts redeemed to obtain such sales.

Inventory Reserve

Reserve for inventory is estimated based on merchandise that is held longer than 6 months and by undergoing a lower of cost or market analysis.

Return and Allowance Accrual

Accruals for return and allowance is estimated at September 30, 2005 based on the return and allowance that will occur in the subsequent quarter that is attributable to revenues derived in the current quarter. The Company has a 15 days return policy for its customers.

Stock-based Compensation

We account for our employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We expense stock-based compensation on the date of grant since all options awarded to date vest immediately.

In 2006 we will be adopting the FASB issued SFAS No.123 (revised 2004) , “Share-based Payment” Statement (123R) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued.

For employees, we have recorded stock-based compensation representing the difference between the option exercise price and the deemed fair value of our common stock on the grant date for financial reporting purposes. We determined the deemed fair value of our common stock based upon the private placement share price in effect at the time of the option grant. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported.  For consultants, we have recorded stock-based compensation estimated using the Black-Scholes option pricing model under the fair value method of SFAS No. 123.

Pro forma information regarding net income (loss) attributable to common stockholders and net income (loss) per share attributable to common stockholders is required in order to show our net income (loss) as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option pricing model.

Subsequent Event

Effective November 1, 2005, the Company commenced charging a transaction fee of 3% on auction sales payments subject to a minimum fee of $0.50.  This transaction fee will be reported within revenues as transaction fee income.

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

Net income in the three months ended September 30, 2005 was $0.2 million, or $0.01 per basic and diluted share.  In the three months ended September 30, 2004, net income was $0.2 million and net income per basic and diluted share was $0.01.  Although net sales revenue increased by 38% in the three months ended September 30, 2005 compared to the three months ended September 30, 2004, the net income increased by 12% over the same period. The smaller increase in net income was primarily due to the 38% increase in net sales revenue offset by operating expenses which increased by 41%.  Gross profit margin in the third quarter of 2005 was 20.6% compared to 20.3% in the third quarter of 2004.

The following table presents our historical operating results for the periods indicated as a percentage of net revenue:

	Quarter Ended September 30,
	2005	2004

Net Sales	100%	100%
Gross Profit	21	20
Operating Expenses:
General & Administrative	12	15
Sales & Marketing	6	4
Pre-IPO Costs	2	—
Depreciation & Amortization	0	0
Total Operating Expenses	20	19
Income from Operations	1	1
Interest income (expense), net	0	—
Income tax	0	—
Net Income	1%	1%

The following describes certain line items set forth in our condensed statements of operations:

Net Revenue. Substantially all of our net revenue consist of jewelry sold via the Internet, net of allowance, discounts and returns. We also generate net revenue from Shipping and Handling, Commissions from Certified Merchants and Advertising Revenue.

The following table presents our sources or revenue for the periods indicated as a percentage of net sales.

	Quarter Ended September 30,
	2005	2004

Net Sales
Merchandise sales	89%	88%
Shipping & Handling	11	11
Commissions	0	1
Advertising	0	0
Total Net Sales	100%	100%

Net revenue increased 38% to $21.1 million in the three months ended September 30, 2005 from $15.3 million in the three months ended September 30, 2004.  This increase in net revenue was due primarily to the increase in registered buyers at our website and growth in demand for our jewelry products. Significant demand was also generated from the use of gift certificate promotions offered by the Company. The gift certificates are normally offered to new customers and provides for a reduction in the payment for merchandise up to the amount of the gift certificate. The Company is focused on a steady revenue growth and maintaining a gross profit of about 20% by offering higher margin products.

The Company expects net revenue to grow by at least 30% over the next 12 months based on current sales trend and increased customer demand for its products. This compares to growth of 37% in net revenue for both the 2004 and 2003 fiscal years.

Cost of Revenues:  Cost of revenues includes product costs, inbound and outbound shipping charges, packaging supplies, product repair costs, credit card fees and certificate discounts and is recorded in the same period in which related revenues have been recorded.

Cost of revenues increased 37% to $16.8 million in the three months ended September 30, 2005 from $12.2 million in the three months ended September 30, 2004.  Cost of revenues increased at a slower rate than net revenues due to the improvement in gross profit margins to 20.6% in the three months ended September 30, 2005 compared to 20.3% in the three months ended September 30, 2004. Cost of certificate discounts given to customers were recorded in the three months ended September 30, 2005 while none were recorded in the three months ended September 30, 2004.

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

Gross profit increased 39% to $4.3 million in the three months ended September 30, 2005 from $3.1 million in the three months ended September 30, 2004. The increase in gross profit in third quarter 2005 resulted mainly from the increase in net sales revenue which rose by 38% from the three months ended September 30, 2004 to the three months ended September 30, 2005.

The Company expects gross profit margins to be in the 20% range over the next 12 months as it continues to actively target its profit margins at about 20% through its product selection.

General and Administrative Expenses. Our general and administrative expenses consist primarily of payroll, related benefit costs for our employees and general office operating expenses. These expenses also include fulfillment, customer service and technology, as well as professional fees and other general corporate expenses.

General and administrative expenses increased 10% to $2.4 million in the three months ended September 30, 2005 from $2.2 million in three months ended September 30, 2004. The increase in general and administrative expenses were due primarily to the $0.2 million increase in payroll and payroll related expenses resulting from the expansion of staffing in technology and development.

The Company expects general and administrative expenses to grow by less than 20% over the next 12 months as they are expected to grow at a slower rate than net revenue.

Sales & Marketing Expenses. Our marketing expenses consist primarily of costs associated with paid search engines, contextual marketing, email campaigns and affiliate programs.

Website Searches: The Company recently shifted its marketing focus to the utilization of advertisements appearing upon completion of website searches indicating interest in our products. The Company currently maintains advertising relationships with, among others, Google (US, UK, Australia, Canada, European Union, South East Asia, Mid East and South America), Yahoo Overture (US, UK and Australia), AskJeeves USA, Looksmart USA and MIVA for search engine advertising.  Search engine advertising is primarily purchased at a pre-negotiated price to be paid each time a potential customer clicks on one of our advertisements.

Contextual marketing: The Company utilizes banner advertisements and product data feeds on websites with high traffic volumes.  The Company focuses on contextual advertisements that appear on websites related to jewelry, fashion, shopping and women’s lifestyle. The Company maintains portal advertising relationships with Yahoo (US, UK and Australia), AskJeeves USA, 24/7 Realmedia, MSN, WhenU, Claria, Hotbar, BlueLithium and others.  The fee structure for our purchase of banner and contextual advertisements is either based on a set price for each click on our advertisement or on a cost per thousand basis, for which we pay a set fee per thousand contextual or banner advertisements that appear on the selected websites.

Email campaigns: The Company utilizes an electronic direct marketing program to encourage repeat purchases, customer retention, prospect activation and referral business.  This program includes permission-based e-mail marketing to visitors who indicate a desire to continue to receive product recommendations and promotional discounts. The Company’s email direct marketing is purchased for a set fee per thousand emails sent or for a new lead.

Affiliate Program. The Company attracts customers by participating in affiliate programs. In March 2005, the Company outsourced its US Affiliate Program to Link Share. In August 2005 the Company engaged Commission Junction and Checkmystats to handle its European and Australian affiliate programs. In so doing, the Company intends to extend the reach of its websites and draw customers from a variety of other websites. By joining the Company’s affiliate program, website publishers earn volume-based commissions by directing customers to our websites.

Sales and marketing expenses increased 80% to $1.16 million in the three months ended September 30, 2005 from $0.65 million in the three months ended September 30, 2004. Management increased the expenditure in marketing in order to increase the Company’s revenues. The increased expenditure also reflects the higher cost of marketing being charged as overall demand for online marketing increased substantially

The Company expects sales and marketing expenses to grow by over 30% over the next 12 months.

Pre-Initial Public Offering Costs. Our pre-IPO costs consist of legal expenses incurred in preparation for an initial public offering of our common stock.

The Company expensed $0.4 million in deferred pre-IPO costs for the three months ended September 30, 2005 compared to $0 in the corresponding period in 2004. The pre-IPO costs were incurred in the first quarter of 2005 when the Company was planning to conduct an IPO.  The Company is presently considering a number of alternatives, including an IPO, to facilitate the development of a market for its common stock, but it does not have any present plan to conduct an IPO. Consequently, the pre-IPO costs were expensed in the three month period ended September 30, 2005.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Net income in the nine months ended September 30, 2005 was $0.9 million, or $0.03 per basic and diluted share.  In the nine months ended September 30, 2004, net income was $0.8 million and net income per basic and diluted share was $0.03.  Net sales increased by 30% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, and net income increased by 13% over the same period. The smaller increase in net income resulted primarily from the increase in net revenue of 30%offset by the 35% increase in operating expenses.

The following table presents our historical operating results for the periods indicated as a percentage of net revenue:

	Nine Months Ended Sep 30,
	2005	2004

Net Sales	100%	100%
Gross Profit	20	19
Operating Expenses:
General & Administrative	13	13
Sales & Marketing	4	4
Pre-IPO Costs	1	—
Depreciation & Amortization	0	0
Total Operating Expenses	18	17
Income from Operations	2	2
Interest income (expense), net	0	—
Income tax	0	—
Net Income	2%	2%

Net Revenue

Net revenue increased 30% to $59.9 million in the nine months ended September 30, 2005 from $46.2 million in the nine months ended September 30, 2004.  This increase in net revenue was due primarily to the increase in registered buyers at our website and growth in demand for our jewelry products. Significant demand was also generated from the use of gift certificate promotions offered by the Company. The gift certificates are normally offered to new customers and provides for a reduction in the payment for merchandise up to the amount of the gift certificate.

The following table presents our sources of revenue for the periods indicated as a percentage of net sales.

	Nine Months Ended September 30,
	2005	2004

Net Sales
Merchandise sales	90%	90%
Shipping & Handling	10%	9%
Commissions	0%	1%
Advertising	0%	0%
Total Net Sales	100%	100%

Cost of Revenues

Cost of revenues increased 29% to $48.2 million in the nine months ended September 30, 2005 from $37.4 million in the nine months ended September 30, 2004.  Cost of revenues increased at a rate comparable to the 30% increase in net revenues for the same period. Cost of certificate discounts given to customers were recorded in the nine months ended September 30, 2005 while none were recorded in the nine months ended September 30, 2004.

Gross Profit

Gross profit increased 33% to $11.7 million in the nine months ended September 30, 2005 from $8.8 million in the nine months ended September 30, 2004.  The increase in gross profit in the nine months ended September 30, of 2005 over 2004 resulted from the increase in net revenue of 30% over the corresponding period and the improvement in gross profit margin from 19% in 2004 to 20% in 2005.

General and Administrative Expenses

General and administrative expenses increased 21% to $7.5 million in the nine months ended September 30, 2005 from $6.2 million in nine months ended September 30, 2004. Payroll and payroll related expenses increased by $1.0 million and IT related expenses increased by $0.2.

Sales & Marketing Expenses

Sales and marketing expenses increased 58% to $2.75 million in the nine months ended September 30, 2005 from $1.75 million in the nine months ended September 30, 2004.  The increase in sales and marketing expenses was attributable to the higher spending on search engines, email campaigns and contextual marketing and to the increased cost of such online marketing being charged this period over the corresponding period last year.

Pre-IPO Costs

The Company expensed $0.4 million in deferred pre-IPO costs for the nine months ended September 30, 2005 compared to $0 in the corresponding period in 2004. The pre-IPO costs were incurred in the first quarter of 2005 when the Company was planning to conduct an IPO.  The Company is presently considering a number of alternatives, including an IPO, to facilitate the development of a market for its common stock, but it does not have any present plan to conduct an IPO. Consequently, the pre-IPO costs were expensed in the three month period ended September 30, 2005.

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

As of September 30, 2005, we had a working capital deficit of $0.9 million and have no short or long-term debt obligations. The working capital characteristics of our business model where we collect cash from sales to customers within several business days of the related sale and have extended payment terms with our suppliers has allowed the Company to grow rapidly even with a working capital deficit since 2001.

Net cash used for operating activities was ($0.9) million in the nine months ended September 30, 2005 compared to net cash used of ($0.9) million in the nine months ended September 30, 2004. The net cash was affected mainly by changes in inventories, accounts payable and accrued expenses. The Company recorded a net income of $0.9 million in the nine months ended September 30, 2005 compared to $0.8 million in the nine months ended September 30, 2004.

Net cash used for operating activities in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 did not change significantly. However, there were significant changes in the components of cash flows. For the nine month period, net cash used for inventories was ($2.1) million in 2005 compared to cash used of ($5.1) million in 2004. Cash used for accounts payable was $(0.1) million in the nine months ended September 30, 2005 compared to cash provided of $3.8 million in the nine months ended September 30, 2004. For the nine month period, cash provided by accrued expenses is $0.04 million compared to cash used of ($0.66) million in 2004.

The bank overdraft reflected in the Balance Sheets is a result of cash less post dated checks outstanding. It is customary for the Company’s vendors to accept post dated checks as extended payment for purchases of merchandise. This has worked well for the Company and no problems have been encountered by the Company by issuing post dated checks.

Net cash used in investing activities was $(0.14) million in the nine months ended September 30, 2005 compared to $(0.04) million in the nine months ended September 30, 2004, and such additions were primarily related to capital expenditures for office equipment and technology system infrastructure.

Net cash provided by financing activities was $1.0 million in the nine months ended September 30, 2005 compared to net cash provided of $0.9 million in the nine months ended September 30, 2004. The Company financed purchases by utilizing “post dated checks” with a net change in the facility amount of $1.00 million in the nine months ended September 30, 2005 compared $1.05 million in the nine months ended September 30, 2004. The Company recorded cash used for retirement of common stock of $0.0 million in the nine months ended September 30,2005 compared to $(0.12) million in the nine months ended September 30, 2004.

The following table presents the Company’s contractual obligations as of September 30, 2005, over the next five years and thereafter:

Payments by Period

(in thousands)

		Less
	Total	Than	1-3	4-5	After 5
	Amount	1 Year	Years	Years	Years
Employment agreements	500	240	260	—	—
Property Lease	3,517	842	1,755	920	—

Total Contractual Cash Obligations	4,017	1,082	2,015	920	—

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

There are also substantial uncertainties associated with the Company’s violations of federal and state securities laws in connection with its prior equity offerings.  These uncertainties include to what extent the Company’s shareholders will assert claims against the Company for rescission of their investments in the Company, the principal cash amount of which exceeded $20.5 million and non-cash amount of which exceeded $5.5 million with accumulated interest in the amounts of $8.8 million and $2.2 million, respectively, as of September 30, 2005 .  The Company may address these contingent liabilities by seeking financing in order to offer rescission to all of its investors. Even if financing sources available to us were willing to accept these risks and willing to finance a rescission offer, there is no assurance that the terms of any such financing would be acceptable to us.

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

Issuances of securities are subject to federal and state securities laws.  From 1999 through 2004, we offered and sold common stock to investors in various states, raising gross equity capital of approximately $20.5 million from approximately 830 investors, and we issued common stock to various third parties, such as vendors, and issued employee stock options to many of our employees, the value of which common stock was approximately $5.5 million.  We issued these securities in reliance upon exemptions from the registration requirements of federal and state securities laws.  We have determined that our securities offerings did not comply with the requirements of the applicable exemptions, because certain of our employees who solicited our investors engaged in a “general solicitation” of securities.  In addition, those employees were required to be licensed as broker-dealers with the U.S. Securities and Exchange Commission (“SEC”) and in various states, but they were not so licensed.  Because we did not uncover these violations until after we sold our securities, we did not disclose these violations, nor the potential liabilities associated with these violations, to our investors.  Consequently, our securities offerings also did not comply with disclosure requirements of applicable securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs.  As a result, the investors and other holders of our common stock are entitled to return their shares to us and assert a legal claim to receive back from us the full price they paid, plus interest, which Management presently has not been able to reasonably estimate.  In the event that a rescission by all of the Company’s shareholders were to occur, the Company would be liable for the $20.5 million it received in exchange for its common stock, in addition to interest of approximately $8.8 million through September 30, 2005.  The Company may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.2 million through September 30,2005.

After voluntary reporting these violations to the SEC, the SEC staff advised the Company that it would not undertake an investigation in the matter . We may seek financing in order to offer rescission to all of our investors However, we have not approached state securities commissioners in the states in which our investors reside.  Consequently, there is substantial uncertainty concerning what action state regulators may take against us and what effect any such action will have on our business and our ability to obtain financing. If we are unable to secure the financing required for a rescission offer, any assertion by our shareholders of their legal claims against us will have a material adverse effect on our financial position and results of operation and cash flows.  Even if financing sources available to us were willing to accept these risks and willing to finance a rescission offer, there is no assurance that the terms of any such financing would be acceptable to us.  Moreover, even if we are successful in offering rescission to our shareholders, if, prior to the rescission offer, any our shareholders who acquired their common stock in these offerings sells their common stock for less than the price at which they purchased their shares, they will be entitled to recover from us damages equal to the difference between their investment amount plus interest from the date of issuance and the value or price of the security at the time of its sale.  Because these shareholders will no longer own our common stock, we will not be able to extinguish these damage claims by offering to rescind the shareholder’s purchase of our common stock.

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

Risks Related to our Business

The Opinion from our Independent Registered Public Accounting Firm Contains a Going Concern Qualification.

The report of Stonefield Josephson, Inc., our independent registered public accounting firm, with respect to our financial statements and the related notes for the years ended December 31, 2004  2003 and 2002, indicates that, at the date of their report, our history of significant operating losses, working capital deficit, total stockholders’ deficit, and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.  At September 30, 2005, we had an accumulated deficit of ($28,737).  We cannot be certain that revenue from operations will be sufficient to satisfy our ongoing capital requirements.  If our financial resources are insufficient, we may require additional financing in order to execute our operating plan and continue as a going concern.

We may not be able to forecast revenue or earnings accurately due to our limited operating history.

As a result of our limited operating history and the emerging nature of the markets in which we compete, we may not be able to forecast revenue or earnings accurately.  We may also be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We do not have a guaranteed supply of jewelry.

We have informal arrangements with distributors and manufacturers for jewelry on favorable terms and conditions, but these arrangements do not include any inventory supply obligations on their part.  As a result, we do not have a guaranteed supply of jewelry products.  Our inability to maintain and expand these and other future jewelry supply relationships or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us would substantially harm our business and results of operations.

Our failure to acquire jewelry at competitive prices would result in higher costs and lower net sales and damage our competitive position.

If we are unable to acquire jewelry at competitive prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged.  The success of our business model depends, in part, on our ability to offer bargain prices to customers that are below those of traditional jewelry retailers.

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

Because we carry all of our jewelry products in inventory, if we are unable to accurately predict and plan for changes in consumer demand, our net sales and gross margins may decrease.

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

The market for live auctions conducted over the Internet is new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future.  Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software.  We currently or potentially compete with a number of other companies.  Our direct competitors include various online auction services and retailers that specialize in jewelry, including “ebay.com”, “diamond.com”, “bluenile.com”, “overstock.com” and “ubid.com”.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Endai Worldwide v. Bidz.com

The Company is a defendant in a lawsuit brought by Endai Worldwide (“Endai” or “plaintiff”)for past services in the amount of $0.08 million.  The plaintiff alleges that the Company owes approximately $0.08 million unpaid internet advertising fees. The Company claims that plaintiff has not performed the services related to such charges and has counterclaimed for $1 million in damages for inappropriate use of the Company’s user base. The litigation has been settled. By the terms of the settlement, neither party is to pay any money to the other.

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

Dated: November 10, 2005