Form 10-K
period 2005-12-31
Bidz.com, Inc.
filed 2006-03-29
CIK 1324105

UNITED STATES	OMB APPROVAL OMB Number: 3235-0063
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549	Expires: January 31, 2008
Estimated average burden
FORM 10-K	hours per response . .2,196.00

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file Number 000-51257

BIDZ.com, Inc.

(Exact name of registrant as specified in its charter)

California	95-4728109
State or other jurisdictin of incorporation or organization	(I.R.S. Employer Identification No.)

3562 Eastham Drive, Culver City, California	90232
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     (310) 280-7373

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ YES	☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ YES	☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES	☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ YES	☒ NO

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the price at which the common stock was last sold was approximately $66,912,000. For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for others purposes.

The number of shares outstanding of the registrant's common stock was 23,312,500 as of March 29, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

PART I
Item 1. Business.
Item 1A. Risk Factors
Item 1B.Unresolved Staff Comments
Item 2. Properties
Items 3. Legal Proceedings
Item 4. Submission of Matter to a Vote of Securities Holders

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial data
Item 7: Management's Discussion and and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accounting on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information

PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
Item 15. Exhibits and Financial Statement Schedules

ITEM 1. Business

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability efficiently and effectively to source closeout merchandise and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring “no reserve” auctions, a $1 minimum opening bid, and a unique 30-second auction extension period that allows our auctions to continue until all bids are received. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website. Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; and watches. Through our website at www.bidz.com, we averaged daily sales of approximately 7,000 items with an average order size of $112 during 2005.

We sell to consumers looking for reliable bargains on jewelry. Because we purchase and retain all of our jewelry inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We provide a trustworthy and secure buying environment with a 15-day return policy on all merchandise. We believe that some of our customers are resellers intending to sell our goods in secondary markets, such as on eBay, at local auctions, and through other retail channels. These resellers have the opportunity to purchase products at lower prices than they would receive from manufacturers or other distributors. Our auctions are conducted 24 hours a day, seven days a week. We also offer daily telephone customer support and 24-hour e-mail customer support.

The following aspects of our innovative auction model differentiate us from other auction websites:

•                  a $1 minimum bid format with no reserve,

•                  interactive auctions with 30-second time extensions for all auctions each time a bid is received within 30 seconds of termination of the auction, and

•                  short-term auctions, often lasting less than one hour, providing our customers immediate gratification to encourage frequent visits and active viewing of our website.

There is no charge to a potential buyer for registering on our website or placing bids. Buyers have access to a broad selection of items without expensive additional markups or commissions to intermediaries. Our website offers detailed product information, including photographs of our merchandise. Our website also provides a dynamic display of auto-refreshing screens, enabling our customers to follow our in-progress auctions in real-time. Successful bidders are automatically notified when an auction is completed. To assist users further, we offer customer support via phone and e-mail seven days a week. We provide a mechanism for our customers to provide comments and feedback on their bidding and purchasing experience.

Our sales currently focus on closeout jewelry. Because jewelry to be liquidated is frequently melted down into its component parts rather than sold, we are able to acquire closeout jewelry at very low prices, often just above the cost of the melted down product. We have eliminated the various inefficiencies of the closeout jewelry market by

•                  removing several layers of intermediaries from the supply chain, and

•                  aggregating merchandise often only available in inconsistent quantities.

In addition to our primary focus on jewelry, we currently offer a limited amount of art and collectibles. We also maintain a Certified Merchant Program, which allows independent online merchants to sell on our auction website a variety of goods, such as art and collectibles. Items sold through our Certified Merchant program represented less than 1% of our net revenue in 2005. We anticipate this percentage will decrease further in the future.

History

We commenced operations in early 1998 by offering a limited selection of merchandise for sale on eBay’s website through our predecessor, Asset Lenders of America, a group of 11 collateral lending stores. In the fall of 1998, we formed Bidz.com, Inc., acquired Asset Lenders of America, and purchased the domain name www.bidz.com. In February 1999, we launched the www.bidz.com website and began offering closeout jewelry through our auction format. In November 1999, we merged Asset Lenders of America into our company.  On March 17, 2006, we filed a registration statement on Form S-1 (File No. 333-132545) (“Registration Statement”) with the U.S. Securities and Exchange Commission to register our planned initial public offering of common stock ("IPO").

Industry Overview

Growth of Online Commerce and the Online Auction Market

The Internet’s development into a significant global medium for communication, content, and commerce has led to substantial growth in online shopping and has provided online retailers with new opportunities to eliminate intermediaries from the traditional retail supply chain. Internet usage and online commerce continue to grow worldwide. According to Forrester, U.S. online retail sales are expected to grow from $172.4 billion in 2005 to $328.6 billion by 2010, a 13.8% CAGR. This projected increase can be attributed to factors such as an increased awareness of the convenience of online shopping, an expanded range of products available online, improvements in security and electronic payment technology, and increased access to broadband Internet connections facilitating online shopping. Within this category, Forrester indicates that online auction sales are projected to grow from $27.7 billion in 2005 to $65.2 billion in 2010, an 18.7% CAGR, representing approximately one-fifth of all online sales in 2010.

Online auction sites have created a robust global marketplace, which overcomes the inefficiencies associated with traditional auction purchasing while offering the benefits of online commerce. Companies such as eBay spearheaded the creation of a centralized online auction market, offering buyers a significantly broader selection of goods to purchase. Today, online auction sites offer significant convenience, allowing trading at all hours and providing continually updated product offerings. By leveraging the interactive nature of the Internet, our website also enables customers to experience the excitement of live auctions, including the competitive bidding process.

The Jewelry Market

Jewelry is designed and manufactured by a large number of manufacturers, generally with small operations. Jewelry manufacturers sell to a variety of wholesalers, distributors, and retailers. Jewelry in turn is sold to consumers through a variety of jewelry stores. The U.S. jewelry retail market consists primarily of small, independent stores, regional operators, and a limited number of national retail chains, such as Tiffany & Co., Zales, and Kay Jewelers. Multi-line department and discount stores and others also sell jewelry, such as Wal-Mart, Target, J. C. Penney, and Costco, as well as enterprises such as QVC and Home Shopping Network. Despite the presence of major jewelry retail chains, a majority of the jewelry retail business remains fragmented. According to the U.S. Census Bureau statistics, 96.0% of all retail jewelry firms operate as a single store.

In addition, according to the U.S. Department of Commerce, the U.S. jewelry market was estimated to be $57.2 billion in 2004 and has been growing at 5.5% CAGR over the last 20 years. According to Forrester, online sales of jewelry/luxury goods are expected to grow from $3.2 billion in 2005 to $6.1 billion in 2010, a 13.8% CAGR. According to National Jeweler, jewelry and watches represented one of the fastest-growing categories on the Internet with consumers spending 27.0% more on jewelry and watches online in 2005 compared with 2004.

Manufacturers traditionally hold inventory to buffer against uncertain demand within their normal, offline sales channels. Manufacturers’ primary distribution channels consist of regular sales to major established retailers at wholesale prices and sales to wholesalers that service smaller retail chains. In recent years, several dynamics have shifted inventory risk from retailers to manufacturers, including the following:

•                  dominant retailers insisting on just-in-time deliveries from manufacturers;

•                  dominant retailers often demanding to cancel orders mid-production and returning unsold merchandise;

•                  rapid changes in style, color, or models, turning inventory into closeout merchandise;

•                  incorrect estimates of consumer demand leading to overproduction; and

•                  changes in a retailer’s financial situation or strategy resulting in cancelled orders.

Disposal of closeout jewelry represents a significant challenge for many manufacturers and liquidators. Manufacturers often use multiple channels, such as catalogs, resellers, liquidators, and small retailers, to sell their closeout jewelry inventory as a result of the wide variety in lot size of their products. Multiple channels create additional logistical burdens and reduce the control of manufacturers over distribution.

Manufacturers are often required to adhere to delivery and quantity specifications. If a manufacturer does not meet required delivery schedules or specifications, or products are unsold, the products may be returned to the manufacturer. In both cases, manufacturers rarely meet their costs on their closeout products. Manufacturers often opt to melt down the jewelry into its component parts and reconstruct jewelry pieces with current season styles. The melt-down process is difficult, requires skilled labor, and results in a very low return on manufacturing costs.

Our Value Proposition

Value to Buyers

Through online auctions on our website, we believe that we offer value to a broad range of customers by providing the following:

True bargain prices.  The price of all our products is dictated by the buyer alone based on that buyer’s valuation of the product. Therefore, many items offered on our website are sold at a substantial discount to the prices in traditional retail channels, such as at jewelry stores located in shopping malls. Our $1 minimum bid policy allows the savvy or lucky consumer the potential to purchase any product being auctioned for only $1, offering even greater value to the consumer. Regardless of the closing price, once an auction is closed, the final bidder will receive the product. We also offer an auto-bidding option under which customers may pre-bid for a product.

Entertaining auction format.  We offer our customers the excitement of winning an item that may not be available in the future. We offer unique, short-term, live auctions to our customers, providing a quicker, more exciting alternative to the traditional, longer auction format. The shorter time frame of our auctions, many lasting less than one hour, provide our customers immediate gratification and encourage repeated visits and active viewing of our website.

Broad product selection.  We offer a broad selection of jewelry, including rings, necklaces, earrings, bracelets, jewelry sets, and watches. Our selection includes gold and silver jewelry, as well as jewelry with precious and semi-precious stones. We also sell individual and sets of gemstones.

Product quality assurance.  We provide detailed and accurate descriptions of each product. Our trained product specialists inspect our jewelry, utilizing the Gemological Institute of America Diamond and Colored Stone Grading System prior to posting on our website for auction. We guarantee the quality of our products through our 15-day return policy. Our commitment to quality and product description accuracy is demonstrated by consistently low return rates on our items, which were approximately 3% of all items sold in 2005.

Prompt fulfillment and responsive customer service.  We maintain in inventory all the products we offer on our website, enabling us to ensure prompt order fulfillment and delivery to our customers. Our customer service representatives are available seven days a week, via phone or e-mail, and are trained to provide assistance and answer a broad range of questions regarding payment, delivery, and other matters.

Positive shopping experience.  Our easy-to-navigate website provides our customers with clear and detailed information about our products, including multiple photographs of many items. Customers can bid on our products 24 hours a day, seven days a week. Buyers are provided a five-day payment grace period on all products purchased.

Value to Suppliers

Jewelry manufacturers continually look for a cost-effective, efficient way to sell their closeout inventory. Our ability to purchase jewelry in various quantities provides a critical one-stop inventory clearance alternative for manufacturers and an efficient sales channel for liquidators that purchase closeout inventory from manufacturers.

Single source for product disposition.  Unlike many multi-store retail chains that often require large lot purchases to stock appropriate levels of inventory at their multiple locations, we have the flexibility to buy and sell both small and large jewelry lots in a highly efficient manner. As a single source for the liquidation of closeout jewelry products, we provide suppliers with greater control of distribution by reducing the need to spread products across multiple channels. In addition, manufacturers and liquidators are often required to adhere to stringent product quantity and delivery schedule requirements. Products not delivered on time or in exact amounts are returned. We have the flexibility to tailor our purchasing to a supplier’s needs with regard to quantity, variety, and timing.

Resolution of channel conflict.  Manufacturers seek to avoid liquidating their products through traditional retail channels in which their discounted products may be sold alongside their full-price products. Such side-by-side selling can result in weaker pricing and decreased brand strength, which is known as channel conflict or sales channel pollution. As a result, many manufacturers turn to liquidation wholesalers and discount retailers. These liquidation channels, however, provide manufacturers limited control over distribution and are unreliable and expensive to manage. Because we offer an alternate online distribution channel that focuses on the sale of jewelry, our suppliers are able to sell their closeout jewelry independently of their full-priced products. We believe this enables our suppliers to avoid customer confusion and potential loss of sales of or distressed sales prices to liquidators or closeout retailers for their full-priced jewelry products.

More profitable alternative for suppliers.  We eliminate the various inefficiencies and mark-ups associated with traditional intermediaries, and our high volume of sales from a single location provides us with favorable inventory turnover and lower inventory carrying and handling costs versus traditional jewelry retailers. The efficiencies of our sales channel enable us to provide our suppliers with favorable product margins versus sales through traditional closeout alternatives.

Growth Strategy

Our objective is to become the leading online jewelry retailer. We intend to achieve this objective through the following strategies:

•                  Expanding our customer base by maintaining and expanding our relationships with third-party search engines, Internet portals, and websites and by increasing our online advertising expenditures within these channels;

•                  Enhancing sourcing relationships by expanding the number of suppliers from which we opportunistically purchase closeout inventory, thereby assuring consistent availability of a wide variety of designs and styles of jewelry, and utilizing a portion of the net proceeds of our planned IPO for cash purchases to secure suppliers that do not extend credit terms and to obtain better supplier pricing;

•                  Increasing the breadth and depth of our product offerings by increasing available inventory within specific jewelry categories, allowing us to make more jewelry categories available and enabling us to list more auction items on a daily basis; and

•                  Focusing on new international markets by expanding into and creating a strong presence in a number of English-speaking countries, including the United Kingdom, Canada, Australia, Ireland, and New Zealand, and introducing foreign language versions of our website for certain international markets.

Marketing

Our marketing strategy is designed to generate consumer traffic by increasing awareness of our website and recognition of our brand, building a loyal buyer base, and maximizing repeat purchases. Our website has experienced substantial growth in users and buyers, as evidenced through data compiled by us through the measurement tools on our website, expanding to approximately 2.2 million registered users at the end of 2005 and 200,000 buyers in 2005.

Our marketing and advertising efforts consist primarily of the following initiatives:

•                  Website searches:  We purchase search engine advertising primarily at a pre-negotiated price, which is paid each time a potential customer clicks on one of our advertisements. We currently maintain advertising relationships with, among others, Google (US, UK, Australia, Canada, European Union, South East Asia, Mid East, and South America), Yahoo! Overture (US, UK, and Australia), Ask USA, Looksmart USA, and MIVA for search engine advertising.

•                  Contextual marketing:  We utilize banner advertisements and product data feeds on third-party websites with high traffic volumes. We focus on contextual advertisements that appear on websites related to jewelry, fashion, shopping, and women’s lifestyle. We maintain portal advertising relationships with Yahoo! (US, UK, and Australia), Ask USA, 24/7 Real Media, MSN, WhenU, Claria, Hotbar, BlueLithium, and others. The fee structure for our purchase of banner and contextual advertisements is based either on a set price for each click on our advertisement or on a cost per thousand basis, for which we pay a set fee per thousand contextual or banner advertisements that appear on the selected websites.

•                  E-mail campaigns:  We utilize an electronic direct marketing program to encourage prospect activation, customer referrals, customer retention, and repeat purchases. This program includes permission-based e-mail marketing to visitors who indicate a desire to continue to receive product recommendations and promotional discounts. We purchase e-mail direct marketing for a set fee per thousand e-mails sent or for each new lead.

•                  Affiliate programs:  We attract customers by participating in affiliate programs. Our affiliate programs offer other website operators an opportunity to earn commissions by providing their visitors access to our website. In March 2005, we outsourced our U.S. affiliate programs to Link Share. In August 2005, we engaged Commission Junction and Checkmystats to handle our European and Australian affiliate programs. In so doing, we intend to extend the reach of our website and draw customers from a variety of other websites. By participating in our affiliate programs, website publishers earn volume-based commissions by directing customers to our website.

Sourcing Strategy

We purchase closeout inventory directly from manufacturers and liquidators. We also closely monitor our sales trends to assess consumer demand for certain jewelry styles and categories and purchase such non-closeout inventory directly from manufacturers. We have eliminated various inefficiencies and mark-ups associated with traditional intermediaries in the jewelry market. Our sourcing model provides a critical alternative liquidation channel for manufacturers, for which disposal of closeout inventory represents a significant challenge. We have the flexibility to purchase a variety of lot sizes, and our centralized warehouse and fulfillment center enables our suppliers to ship their products to a single location, easing the burden on their infrastructure. We have developed a database of product descriptions and pictures that enables us rapidly to post inventory for sale. In addition, we closely monitor sales and gross margin trends of our products on a daily basis, allowing us to select carefully additional products for purchase and adjust supplier pricing as necessary.

We currently purchase products from approximately 160 suppliers. Our top five suppliers accounted for 52.2%, 61.3%, and 52.6% of our total purchases in 2003, 2004, and 2005, respectively. In 2005, we purchased 37.1% of our merchandise from LA Jewelers, Inc. We purchased a total of 15.5% of our merchandise from Quintessence Jewelry Corp., Dialuck Corp., A.T.P., Rayalty Jewelry Inc. in 2005.

We identify manufacturers and liquidators with high-value products by capitalizing on our extensive experience in the jewelry industry. Our jewelry sourcing model capitalizes on our close industry relationships to avoid several layers of supply chain intermediaries and the mark-ups associated with additional intermediaries. We closely monitor the historical sales trends of our products on a daily basis.

We purchase much of our inventory at or just above the manufacturer’s manufacturing costs. During 2005, the cost for many of the products we purchased ranged between $10 and $300 per item. We have informal arrangements with our suppliers to purchase closeout jewelry on favorable terms and conditions. Our arrangements, however, do not include any supply or price obligations, and we do not have long-term supply agreements with any of our suppliers. We purchase and carry in inventory all of the products we offer for sale to ensure availability and expedited delivery. Currently, we acquire all inventories from our suppliers on a revolving credit basis, with payment typically due within 60 days. In an effort to achieve cost efficiencies and a more diverse supplier base, we intend to acquire substantially more products on a cash basis. This strategy will allow for more flexibility with respect to product selection, reduce our product costs, and enlarge our supply relationships by allowing us to purchase from vendors that do not extend credit to their customers.

Merchandising Strategy

We seek to maintain profitability while providing variety and value to our customers by carefully selecting the types of products we post on our website at any given time, the duration of the auction for each item, and the frequency with which we repost comparable items after sales. We actively monitor our auctions and sales so that we are able to adjust continually the makeup and quantity of goods on our website at any given time. Since bids on all company-owned merchandise start at $1, losses are incurred on 15% to 25% of the items sold on an annual basis. The risks associated with a $1 minimum bid auction are mitigated by profits generated from items sold at a gain, which resulted in an overall 21.3% gross profit margin in 2005.

We post more expensive items with longer auction durations, typically running for two to three days, allowing customers to peruse the piece and make thoughtful decisions. Less expensive items are selected for shorter auctions, typically running for an hour or less, creating more excitement for the product and providing the customer with more immediate gratification. Items purchased in bulk are slotted for posting sequentially so that all items simultaneously posted on our website are unique.

Technology and Operations

Both our website user interface and back-office transaction processing systems are internally developed. This proprietary system maintains records for approximately 2.2 million registered users, sales invoicing and cash receipts, auction transactions, inventory control, and historical transaction data. Our system handles all aspects of the auction process, including notifying users via e-mail of auction status. During the month of February 2006, we averaged 1.8 million page views per day.

Our system architecture is built on industry-standard platforms that are designed to provide continuous service 24 hours a day, 365 days per year. Our website servers are located at a third-party co-location facility operated by Alchemy Communications in downtown Los Angeles. Alchemy provides redundant web-facing communications lines and emergency power backup. The back-office processing system is housed in our headquarters in Culver City and communicates with Alchemy over two independent T1 lines. These systems include both PostgreSQL and Microsoft SQL database engines operating in a multi-processing Linux environment designed to accommodate large volumes of online traffic and are configured for high fault tolerance with redundancy and load balancing. Our Internet servers utilize VeriSign Inc. digital certificates to provide secure communications for sales and payment transactions.

During the last quarter of 2005, our Internet auction systems operated at just over 60% of capacity. We are currently planning to scale up our infrastructure to enable systems operations to perform at 30% of capacity and develop a second co-location in a different region to provide greater load balancing and disaster security. We utilize the firewall protection and the services of TrustWave, which provides regular scanning of our systems for security vulnerabilities.

As of December 31, 2005, we had a technology and development staff of 15. We have structured the technology and development into three distinct departments: research and development, quality assurance, and production support. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality.

Customer Service and Fulfillment Operations

An important element of our sales strategy is to provide a high level of customer service and sales support in order to establish long-term relationships with our customers and encourage repeat visits and purchases. Our sales support staff provides detailed payment, billing, and delivery guidance and is trained to answer a broad array of questions regarding auctions conducted on our website. Our informed and helpful staff, together with the informative and educational aspects of our website, promotes customer confidence in purchase decisions.

As of December 31, 2005, we had a customer service and billing staff of approximately 23. We utilize automated e-mail and phone systems to route traffic to our customer service and billing support representatives to provide personalized assistance. The customer service center operates between the hours of 8:00 a.m. and 5:00 p.m., Pacific time, for telephone support and 24 hours a day for e-mail support. We outsource a portion of our e-mail support.

Customers may utilize the following payment methods: credit card, money orders, and checks. We also offer our customers the opportunity to use PayPal and Bill-Me-Later to make payments. We require payment to be received by us prior to shipping the merchandise.

We maintain a fraud prevention department to detect suspect payments. Our internal system flags suspect payments when the shipping address, name, or other pertinent information does not match cardholder information. Our fraud department then requests that the customer provide additional information to verify identity before shipment is made.

We provide our customers with a five-day grace period to pay for products won through auctions. If payment is not received by the fifth day, the purchase order lapses and the product is cycled back into inventory. If a customer purchases additional items during the five-day period, we offer the customer the opportunity to save on shipping by aggregating all purchased items into one shipment at a cost of only $3 per additional item for up to 30 items. We also offer free worldwide shipping on selected auction items.

Our goal is to fulfill purchase orders on a timely, secure, and accurate basis. Following payment, the merchandise is packaged for shipment. We inspect and track each product at all stages of the receiving and order fulfillment process. Customer orders are typically delivered within seven business days, depending on the shipping method and the extent of any product customization required. Most purchases are delivered with signature or delivery confirmation. We ship all products via nationally recognized carriers, such as Federal Express and the U. S. Postal Service. All of our shipments of products are fully insured by Federal Express or self-insured by us.

We have a 15-day return policy on all of our merchandise with a money-back guarantee if the product is not as described on our website. Items that are returned that are identical to their description are subject to a 15% restocking fee.

Our facility has security controls and restricted access and has been designed for the prompt receipt, storage, and shipment of our products. In addition, we have security guards on duty 24 hours a day, seven days a week to patrol the premises.

Seasonality

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday season. Approximately 26.0%, 29.3%, and 33.9% of our net revenue in 2003, 2004, and 2005, respectively, was generated during the fourth quarter. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will be in the fourth quarter.

Competition

The online jewelry auction market is new, rapidly evolving, and intensely competitive with relatively low barriers to entry, as new competitors can launch websites at relatively low cost. We believe that competition in the online jewelry market is based predominantly on the following:

•                  price,

•                  product quality and selection,

•                  vendor reliability,

•                  shopping convenience,

•                  customer service, and

•                  brand recognition.

We currently compete with a variety of online auction jewelry sellers, such as eBay and uBid; online liquidation companies, such as Overstock; and online jewelry retailers, such as Odimo and Blue Nile. We also compete with traditional offline jewelry retail chains, such as Zales, Finlay Fine Jewelry, and Reed’s Jewelers, as well as with department and discount and other stores that sell jewelry at wholesale prices, such as Wal-Mart, Target, J. C. Penney, and Costco, as well as with QVC and Home Shopping Network.

As the online liquidation market grows, we believe that companies involved in online retail, as well as traditional retailers and liquidation brokers, will increase their efforts to develop services that compete with our online services. We also face potential competition from online companies not yet focused on the liquidation market and from retail companies not yet operating online.

Many of our competitors have greater brand recognition, longer operating histories, larger customer bases, and significantly greater financial, marketing, and other resources than we do. Smaller competitors may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our suppliers and deny us access to their products, devote greater resources to marketing and promotional campaigns, and devote substantially more resources to their website and systems development than we do. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us.

Intellectual Property

We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates, and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, others may independently develop substantially similar intellectual property. Although we are pursuing the registration of our key trademarks and patents in the United States, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark and patent protection may not be available or may not be sought by us in every country in which our products are made available online.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our intellectual proprietary rights and those of others. Any such litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

Government Regulation

We are subject to federal and state consumer protection laws, including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online retailers. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

Moreover, there is currently great uncertainty in many states whether or how existing laws governing issues such as property ownership, sales and other taxes, and libel and personal privacy apply to the Internet and commercial online retailers. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Numerous states and foreign jurisdictions, including California, where our headquarters is located, have regulations regarding how auctions may be conducted and the liability of auctioneers in conducting such auctions. No final legal determination has been made whether the California regulations apply to businesses such as the business we conduct, and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations upon companies similar to us and their customers, which could harm our business. Regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenue or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

Employees

As of December 31, 2005, we had approximately 162 full-time employees and eight part-time employees. We utilize part-time employees, temporary employees, and independent contractors to respond to fluctuations in our business. None of our employees is covered by a collective bargaining agreement with us, and we consider our relations with our employees to be good.

We have an agreement with Administaff, a professional employer organization, to manage all payroll processing, workers’ compensation, health insurance, and other employment-related benefits for our employees. Administaff is a co-employer of our employees along with us. Although Administaff processes our payroll and pays our workers’ compensation, health insurance and other employment-related benefits, we are ultimately responsible for such payments and are responsible for complying with state and federal employment regulations. We pay Administaff a fee based on the aggregate salaries paid to our employees for these services.

DELAWARE REINCORPORATION

Our stockholders have approved a reincorporation to Delaware and adoption of a new charter, which we anticipate will become effective concurrently with our planned IPO.

In connection with our planned IPO and reincorporation in Delaware, we will be authorized to issue 100,000,000 shares of common stock, $.001 par value, and 4,000,000 shares of undesignated preferred stock, $.001 par value. The following discussion describes the Delaware Certificate of Incorporation and the Bylaws that we intend to adopt in connection with our planned reincorporation and is intended to be a summary and does not describe all provisions of our certificate of incorporation or bylaws or Delaware law that may be applicable to us. For a more thorough understanding of the terms of our capital stock, you should refer to our certificate of incorporation and bylaws, which are included as exhibits to the Registration Statement.

Common Stock

The holders of common stock will be entitled to one vote per share on all matters to be voted upon by stockholders. There will be no cumulative voting. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock will be entitled to receive ratably such dividends as may be declared by our Board of Directors out of funds legally available for that purpose. In the event of the liquidation, dissolution, or winding up of our company, the holders of common stock will be entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding preferred stock. The common stock has no preemptive or conversion rights, other subscription rights, or redemption or sinking fund provisions.

Preferred Stock

Our certificate of incorporation will authorize our Board of Directors, without any vote or action by the holders of our common stock, to issue preferred stock from time to time in one or more series. Our Board of Directors will be authorized to determine the number of shares and to fix the designations, powers, preferences, and the relative, participating, optional, or other rights of any series of preferred stock. Issuances of preferred stock would be subject to the applicable rules of Nasdaq or other organizations on which our securities are then quoted or listed. Depending upon the terms of preferred stock established by our Board of Directors, any or all series of preferred stock could have preference over the common stock with respect to dividends and other distributions and upon our liquidation. If any shares of preferred stock are issued with voting powers, the voting power of the outstanding common stock would be diluted. No shares of preferred stock are presently outstanding, and we have no present intention to issue any shares of preferred stock.

Anti-Takeover Effects of Provisions of the Certificate of Incorporation and Bylaws

General

Our proposed Delaware certificate of incorporation, our bylaws, and the DGCL contain certain provisions that could delay or make more difficult an acquisition of control of our company not approved by our Board of Directors, whether by means of a tender offer, open market purchases, a proxy contest, or otherwise. These provisions have been implemented to enable us, particularly but not exclusively in the initial years of our existence as a publicly owned company, to develop our business in a manner that will foster our long-term growth without disruption caused by the threat of a takeover not deemed by our Board of Directors to be in the best interests of our company and our stockholders. These provisions could have the effect of discouraging third parties from making proposals involving an acquisition or change of control of our company even if such a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our Board of Directors or our current management without the concurrence of our Board of Directors.

There is set forth below a description of the provisions contained in our proposed Delaware certificate of incorporation and bylaws and the DGCL that could impede or delay an acquisition of control of our company that our Board of Directors has not approved. This description is intended as a summary only and is qualified in its entirety by reference to our certificate of incorporation and bylaws, which are included as exhibits to the registration statement of which this prospectus forms a part, as well as the DGCL.

Authorized but Unissued Preferred Stock

Our certificate of incorporation will authorize our Board of Directors to issue one or more series of preferred stock and to determine, with respect to any series of preferred stock, the terms and rights of such series without any further vote or action by our stockholders. The existence of authorized but unissued shares of preferred stock may enable our Board of Directors to render more difficult or discourage an attempt to obtain control of our company by means of a proxy contest, tender offer, or other extraordinary transaction. Any issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others. The existence of authorized but unissued shares of preferred stock will also enable our Board of Directors, without stockholder approval, to adopt a “poison pill” takeover defense mechanism. We have no present plans to issue any shares of preferred stock.

Number of Directors; Removal; Filling Vacancies

Our certificate of incorporation and bylaws will provide that the number of directors shall be fixed only by resolution of our Board of Directors from time to time. Our certificate of incorporation will provide that directors may be removed by stockholders for cause by the affirmative vote of a majority of the shares entitled to vote. Delaware law provides that vacancies on the Board of Directors may be filled only by a majority vote of the remaining directors or by the sole remaining director.

Classified Board

Our certificate of incorporation will provide for our board to be divided into three classes, as nearly equal in number as possible, serving staggered terms. Approximately one-third of our board will be elected each year. See “Management—Board of Directors.” The provision for a classified board could prevent a party who acquires control of a majority of our outstanding common stock from obtaining control of the board until our second annual stockholders meeting following the date the acquirer obtains the controlling share interest. The classified board provision could have the effect of discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us and could increase the likelihood that incumbent directors will retain their positions.

Stockholder Action

Our certificate of incorporation will provide that stockholder action may be taken only at an annual or special meeting of stockholders. This provision prohibits stockholder action by written consent in lieu of a meeting. Our certificate of incorporation and bylaws will further provide that special meetings of stockholders may be called only by our Chairman of the Board of Directors, Chief Executive Officer, President, or Secretary, and shall be called by any such person at the request in writing of a majority of the Board of Directors. Stockholders are not permitted to call a special meeting or to require our Board of Directors to call a special meeting of stockholders.

The provisions of our certificate of incorporation and bylaws prohibiting stockholder action by written consent may have the effect of delaying consideration of a stockholder proposal until the next annual meeting unless a special meeting is called as provided above. These provisions would also prevent the holders of a majority of the voting power of our stock from unilaterally using the written consent procedure to take stockholder action. Moreover, a stockholder could not force stockholder consideration of a proposal over the opposition of the Board of Directors by calling a special meeting of stockholders prior to the time our chairman or a majority of the whole board believes such consideration to be appropriate.

Advance Notice for Stockholder Proposals and Director Nominations

Our bylaws will establish an advance notice procedure for stockholder proposals to be brought before any annual or special meeting of stockholders and for nominations by stockholders of candidates for election as directors at an annual meeting or a special meeting at which directors are to be elected. Subject to any other applicable requirements, including, without limitation, Rule 14a-8 under the Exchange Act, only such business may be conducted at a meeting of stockholders as has been brought before the meeting by, or at the direction of, our Board of Directors, or by a stockholder who has given our Secretary timely written notice, in proper form, of the stockholder’s intention to bring that business before the meeting. The presiding officer at such meeting has the authority to make such determinations. Only persons who are nominated by, or at the direction of, our Board of Directors, or who are nominated by a stockholder that has given timely written notice, in proper form, to our Secretary prior to a meeting at which directors are to be elected, will be eligible for election as directors.

Amendments to Bylaws

Our certificate of incorporation will provide that only our Board of Directors or the holders of a majority of the shares entitled to vote at an annual or special meeting of stockholders have the power to amend or repeal our bylaws.

Amendments to Certificate of Incorporation

Any proposal to amend, alter, change, or repeal any provision of our certificate of incorporation will require approval by the affirmative vote of a majority of the voting power of all of the shares of our capital stock entitled to vote on such matters.

Delaware Statutory Provisions

Anti-Takeover Provision of Delaware Law. Under Section 203 of the DGCL, no Delaware corporation shall engage in a “business combination” with an “interested stockholder” for a period of three years following the date that the stockholder became an interested stockholder. “Business combination” includes a merger, consolidation, asset sale, or other transaction resulting in financial benefit to the interested stockholder. “Interested stockholder” is a person who, together with affiliates and associates, owns, or within three years, did own 15% or more of the corporation’s voting stock. This prohibition does to apply if:

•                  prior to the time that the stockholder became an interested stockholder, the board of directors of the corporation approved either the business combination or the transaction resulting in the stockholder’s becoming an interested stockholder,

•                  upon consummation of the transaction resulting in the stockholder’s becoming an interested stockholder, the stockholder owns at least 85% of the outstanding voting stock of the corporation, excluding voting stock owned by directors who are also officers and certain employee stock plans, or

•                  at or subsequent to the time that the stockholder became an interested stockholder, the business combination is approved by the board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock that the interested stockholder does not own.

A Delaware corporation may elect not to be governed by these restrictions. We have not made such election. Although David Zinberg and Marina Zinberg each own more than 15% of our stock, they are not subject to the restrictions of Section 203.

Limitation of Liability and Indemnification of Officers and Directors

Our certificate of incorporation will limit the liability of our directors to the fullest extent permitted by the DGCL. In addition, our certificate of incorporation and bylaws will provide that we will indemnify our directors and officers to the fullest extent permitted by law. In connection with our planned IPO, we intend to enter into indemnity agreements with our current directors and executive officers and expect to enter into a similar agreement with any new directors or executive officers.

Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for directors, officers, or controlling persons pursuant to the provisions described in the preceding paragraph, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Registrar and Transfer Company. The transfer agent’s address is 10 Commerce Drive, Cranford, New Jersey 07016 and its telephone number is (908) 497-2300.

ITEM 1A.  Risk Factors

We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business. In that case, the trading price of our common stock could decline, and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

We must continue to generate a high volume of visitor traffic to our website and convert those visitors into buyers.

Our net revenue depends to a significant extent on the number of customers who visit our website to purchase merchandise and the dollar amount of their purchases. Generating increased traffic to our website and converting that traffic into buyers requires us to achieve effective results from our marketing campaigns; offer a wide variety of products that our customers can purchase at favorable prices; maintain a user-friendly shopping experience; ensure the satisfactory availability, performance, and reliability of our website, network infrastructure, and transaction processing systems; and provide high-quality customer service. Our business will be harmed if we are unable to increase our customer base and the dollar volume of the orders customers place with us.

We do not have a guaranteed supply of jewelry products, and we have a heavy concentration of inventory purchases from our top five suppliers.

The success of our business depends, in part, on our ability to offer our customers a wide variety of jewelry that they can purchase at prices that are substantially below those of traditional jewelry retailers. We have informal arrangements with manufacturers, distributors, and others for our supply of jewelry products on favorable terms and conditions, but these arrangements do not include any supply or price obligations on their part. As a result, we do not have a guaranteed supply of jewelry products at favorable prices. Our inability to maintain and expand our jewelry supply relationships or the inability of our suppliers to continue to supply us with jewelry products at favorable prices would substantially harm our business and results of operations.

In addition, we have a heavy concentration of inventory purchases from a small number of suppliers. Our top five suppliers accounted for approximately 52.2%, 61.3%, and 52.6% of our total purchases in 2003, 2004, and 2005, respectively. In 2005, we purchased 37.1% of our merchandise from LA Jewelers, Inc., a jewelry manufacturer and liquidator. We purchased a total of 15.5% of our merchandise from Quintessence Jewelry Corp., Dialuck Corp., A.T.P., and Rayalty Jewelry Inc. in 2005.

The satisfactory availability, performance, and reliability of our website, network infrastructure, and transaction processing systems are critical to our ability to attract, retain, and service customers.

Any problems with the availability, performance, or reliability of our website, network infrastructure, or transaction processing systems could result in decreased customer traffic, reduced orders, reduced order fulfillment performance, and lower net revenue as well as negative publicity and damage to our reputation. In order to remain competitive, we must continually seek to improve and expand the functionality and features of our website, network infrastructure, transaction processing systems, and delivery and shipping functions to accommodate any substantial increase in the volume of traffic to and orders from our website. We may not be successful in these efforts, and we may not be able to project accurately the rate or timing of increases, if any, in the use of or sales from our website, or timely expand or upgrade our website, infrastructure, or systems to accommodate any such increases. Additionally, we may not be able to remedy any such availability, performance, or reliability problems in a timely manner, or at all, because we depend in part on third parties for such availability, performance, and reliability.

We may face increasing costs to acquire new customers.

The acquisition of new customers is a key factor in increasing demand for our jewelry products and increasing our revenue. We currently attract new customers by driving traffic to our website using a marketing and advertising strategy that includes targeted keyword searches, portal and website advertising, participation in affiliate programs, and direct advertising. We do not maintain long-term contracts or arrangements with any companies, including any search engines, Internet portals, or other websites, and we may not successfully enter into additional relationships or maintain existing ones. Recently, we have experienced significantly higher rates for keyword search advertising. We expect that we will have to pay increasing fees to maintain, expand, or enter into new relationships with third-party search engines, Internet portals, and websites. In addition, traffic to our website could decline if our online marketing programs become less effective or the traffic decreases to the search engines, Internet portals, and websites with which we advertise. Our business could be materially and adversely affected if any substantial number of companies on which we advertise experience financial or operational difficulties or experience other corporate developments that adversely affect their performance. A failure to maintain or expand existing online advertising relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or limit the growth of our business.

Competition from online auctioneers and other online companies with greater brand recognition may adversely affect our sales.

The market for online auctions is rapidly evolving and intensely competitive. We expect competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new websites at a relatively low cost using commercially available software.

We currently compete with a number of other companies, and other competitors may appear in the future. Our competitors currently include various online auction services and retailers that offer jewelry, including eBay, Odimo, Blue Nile, Overstock, and uBid. We also encounter competition from national jewelry retail chains, such as Zales, Kay Jewelers, and Finlay Fine Jewelry, and mass retailers and other enterprises that sell jewelry, such as Wal-Mart, Target, J. C. Penney, Costco, QVC, and Home Shopping Network. Many of our competitors have greater brand recognition, longer operating histories, larger customer bases, and significantly greater financial, marketing, and other resources than we do. Smaller competitors may enter into strategic or commercial relationships with larger, more established, and well-financed companies. Other competitors may enter into exclusive distribution agreements with our suppliers that deny us access to suppliers’ products. Competitors may also devote greater resources to marketing and promotional campaigns and to website and systems technology than we do. We may not be able to compete successfully against current and future competitors or address increased competitive pressures.

Furthermore, attempts have been made in the past to develop and market synthetic stones and gems to compete in the market for gemstones and gemstone jewelry. We expect such efforts to continue in the future. If any such efforts are successful in creating widespread demand for synthetic or alternative gemstone products, demand and price levels for our products could decline and our business and results of operations would be substantially harmed.

We rely heavily on the sale of jewelry for our net revenue, and demand for these products could decline.

Luxury products, such as jewelry, are discretionary purchases for consumers. The volume and dollar amount of such purchases may be affected by adverse trends in the general economy and consumer perceptions of those trends, and purchases may significantly decrease during economic downturns. The success of our business depends in part on macroeconomic factors, such as employment levels, salary levels, tax rates, and credit availability, all of which affect disposable income and consumer spending. Any reduction in disposable income or consumer spending may affect us more significantly than companies in other industries.

Our net revenue and results of operations depend in part on the demand for jewelry. Consumers’ tastes are subject to frequent, significant, and sometimes unpredictable changes. Should prevailing consumer tastes for jewelry change or the demand for jewelry decrease, the sale of our products could decline and our business and results of operations would suffer.

Furthermore, our ability to increase our net revenue and enhance our profitability may depend on our ability to expand our product offerings beyond our current offerings. If we offer new products that are not accepted by customers, our brand and reputation could be adversely affected, our sales may fall short of expectations, and we may incur substantial expenses that are not offset by increased sales.

Because we carry all of our jewelry products in inventory, our net revenue and gross margin may decrease if we are unable to predict and plan for changes in consumer demand.

We had $15.9 million in inventory as of December 31, 2005. If our sales increase, we will be required to increase our inventory proportionately. Consumer tastes and preferences for jewelry products can change rapidly, thereby exposing us to significant inventory risks. Currently, because the products we sell typically consist of closeout merchandise from manufacturers, distributors, and other suppliers, we have less control over the specific items that we offer for sale than we would if we primarily ordered goods for manufacture for us. In addition, it is important that we are able to purchase jewelry that we perceive to be in demand. The demand for specific products can change between the time we order items and when we sell them. As a result, we may be required to take significant inventory markdowns, which could reduce our gross margin, if we do not accurately predict these trends or if we overstock unpopular merchandise.

We rely on suppliers and third-party carriers as part of our fulfillment process, and these third parties may fail to meet shipping schedules or requirements.

We rely on suppliers to deliver our orders promptly, which we then carry in inventory to ensure availability and expedited delivery to our customers. We also rely on third-party carriers to ship our products to our customers. As a result, we are subject to various risks, including employee strikes and inclement weather, associated with the ability of third-party carriers to provide delivery services to meet our shipping needs and those of our suppliers. The failure of our suppliers and third-party carriers to deliver products to us or our customers in a timely manner or otherwise to serve us or our customers adequately would damage our reputation and brand and substantially harm our business and results of operations.

Increases in the cost of precious metals and precious and semi-precious stones would increase the cost of our jewelry products.

The jewelry industry is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, silver, platinum, and other precious metals and precious and semi-precious stones may be influenced by such factors as cartels, political instability in exporting countries, changes in global demand, and inflation. Shortages of these materials or an increase in their prices could reduce the quantity of products we have available for sale and our ability to sell our products for more than our cost, causing reduced sales or lower margins.

Our business and results of operations would be harmed in the event of any failure of our auction and bidding systems hardware, which is located at a single third-party co-location facility, or any failure of our fulfillment and administrative hardware.

Our business depends in part on the efficient and uninterrupted operation of our computer and communications hardware. The servers and other hardware necessary to operate our website, including our auction and bidding systems, are located at a single third-party co-location facility in downtown Los Angeles. We rely on that facility to provide Internet access with the speed, capacity, and reliability we require. Our servers and other hardware that run our transaction processing, order fulfillment, and office administration tasks are located at our headquarters. Our servers and other hardware are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes, and similar events. We do not currently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for any losses that may occur. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders, or the unauthorized disclosure of confidential customer data. System disruptions or failures would also create a large number of customer questions and complaints that need to be addressed by our customer service support personnel. The occurrence of any of the foregoing risks could substantially harm our business and results of operations.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events.

We may not be able to increase our capacity or respond to rapid technological changes in a timely manner or without service interruptions, which may harm our business.

We may not be able to accommodate any substantial growth in traffic or user demand on our website, network infrastructure, and transaction processing systems in a timely manner or without substantial costs. If we are unable to upgrade our existing technology, network infrastructure, and transaction processing systems to accommodate any increased sales volume, our potential customers may be dissatisfied and may purchase merchandise from our competitors. We may also fail to provide enough capacity in our customer service and sales support functions to provide a high level of customer service. A failure to implement new systems and increase customer service capacity effectively could adversely affect our sales. Enhancement of our website, network infrastructure, and transaction processing systems will require us to spend a significantly higher amount than we have in the past. Moreover, to date our spending in these areas as a percentage of revenue has been lower than industry averages. We anticipate increasing our system expenditures to accommodate these needs in the future.

We also intend to introduce additional or enhanced features and services to retain current customers and attract new customers to our website. We may experience difficulties that could delay or prevent us from introducing new features and services. If we introduce a feature or a service that is not favorably received, our current customers may not use our website as frequently and we may not be successful in attracting new customers. These new features or services also may contain errors that are discovered only after their introduction, and we may need to modify significantly the design of these features or services to correct errors.

Our growth will depend on our ability to increase the popularity of our website.

We believe that continuing to increase the popularity of our website will be critical to expanding our business. Promoting and positioning our website will depend largely on the success of our marketing efforts and our ability to provide a variety and sufficient quantity of high-quality products at attractive prices in a convenient manner. Promoting our website will require us to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our website popularity and our brand. If we do attract new users to our website, they may not conduct transactions on a frequent basis or in sufficient dollar amounts. If we fail to promote and maintain our website or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

We anticipate expanding our international sales activities, causing our business to become increasingly susceptible to numerous risks that could affect our profitability.

In 2005, 19.2% of our net revenue was generated by customers who resided outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities or any website content localized for foreign markets. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. We also may be subject to increased risks relating to foreign currency exchange rate fluctuations.

Our ability to grow our business will be impaired by delays, interruptions, or failures of the Internet.

Our success depends on the continued growth and maintenance of the Internet. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. If Internet usage continues to grow as anticipated, the infrastructure may not be able to support the level of usage and its performance and reliability may decline. If outages or delays on the Internet increase, overall Internet usage could grow more slowly or decline. In addition, the performance of the Internet may be harmed by increased number of users or bandwidth requirements or by viruses, worms, and similar issues. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage.

We depend on the continued growth and acceptance of online commerce.

The business of buying and selling goods over the Internet is relatively new and dynamic. Our success depends on the widespread acceptance and use of the Internet as an effective medium for commerce by consumers. The acceptance and use of the Internet may not continue to expand as expected, and a sufficient broad base of consumers necessary for its continued growth may not adopt the Internet as a medium for commerce.

Consumers who historically have used traditional means of commerce may have concerns about privacy, the inability to physically inspect merchandise before buying, delivery time, product damage during shipment, and the costs and inconvenience involved in returning purchased items, which may inhibit their crossover to e-commerce. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these new customers execute fewer or lower dollar amounts of orders than our historical users, and we are unable to gain efficiencies in our operating costs, including the cost of acquiring new customers, our business and profits could be adversely affected.

Our failure to protect confidential information of our customers and our network against security breaches could damage our reputation and substantially harm our business and results of operations.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Third parties may have the technology or expertise to breach the security of customer transaction data. Our security measures may not prevent security breaches that could result in substantial harm to our business and results of operations and damage to our reputation. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain cardholder signatures. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. We do not currently carry insurance against this risk. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology we use to protect customer transaction data. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations.

Increased product returns and the failure to predict product returns could substantially harm our business and results of operations.

Historically, we have experienced a very low rate of product returns. These rates of return may increase in the future, however, as we expand our business and product offerings. Any significant increase in product returns above our return assumptions and allowances could substantially harm our business and results of operations.

Our inventory is vulnerable to damage or loss caused by fire, flood, earthquakes, and similar events, and we face the risk of theft of our products from inventory or during shipment.

All of our inventory is stored at our warehouse/office facility in Culver City, California. Consequently, our merchandise supply is vulnerable to fire, flood, earthquakes, and similar events that may impact our facility. Any damage to or loss of all or a significant portion of our inventory could cause significant delays in shipment of goods to our customers, resulting in negative publicity about and diminished customer confidence in our website. In addition, we may experience theft of our products while they are being held in inventory or during the course of their shipment to our customers by third-party carriers. We have implemented security measures to prevent such theft and maintain insurance to cover losses resulting from theft. Nevertheless, we could incur significant losses from theft, which would substantially harm our business and results of operations, if our security measures fail, losses exceed our insurance coverage, or we are not able to maintain insurance at a reasonable cost.

Customer complaints or negative publicity about our customer service could adversely affect our reputation and, as a result, our business could suffer.

Customer complaints or negative publicity about our customer service could severely diminish consumer confidence in and the use of our website. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. The failure to manage or train our customer service representatives properly could compromise our ability to handle customer inquiries and complaints effectively. If we do not handle customer inquiries and complaints effectively, we may lose customer confidence. As a result, our revenue could suffer and our operating margin may decrease.

Increases in credit card processing fees could increase our costs.

Visa, MasterCard, American Express, and Discover Card could increase the interchange fees that they charge for transactions using their cards. Increases in interchange fees may result in increased operating costs and reduced profit margin.

Our limited operating history makes it difficult for us to forecast accurately net revenue and appropriately plan our expenses.

We have a limited operating history. As a result, it is difficult to forecast accurately our sales or operating expenses. We base our estimated expense levels on our operating forecasts and estimates of future sales. Sales and results of operations are difficult to forecast because they generally depend on the number, dollar volume, and timing of the orders we receive, which are uncertain. Some of our expenses are fixed, making it difficult to adjust our spending in a timely manner to take into account any unexpected shortfall in sales. We may also be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfall, which could cause our net income in a given quarter to be lower than expected.

Seasonal fluctuations in our net revenue could cause our quarterly results to fluctuate and cause our results of operations to be below expectations.

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter of the calendar year as a result of higher consumer spending during the December holiday season. Approximately 26.0%, 29.3%, and 33.9% of our net revenue in 2003, 2004, and 2005, respectively, was generated during the fourth quarter. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will occur in the fourth quarter. In anticipation of any increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher sales and marketing costs and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected sales during any future fourth quarter, it would have a disproportionately large impact on our results of operations for that year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in sales compared with expenses in a given period, which would substantially harm our business and results of operations.

Sales growth in prior periods may not be indicative of our future growth.

Our sales have fluctuated significantly in the past, in part, as a result of varying amounts of funds we have spent on advertising and inventory levels and may fluctuate significantly in the future because of increasing advertising and inventory costs. These factors may prevent the meaningful use of period-to-period comparisons of financial results. For these and other reasons, investors should not rely on past sales growth rates as a prediction of our future sales growth.

We have grown quickly, and our business will suffer if we fail to manage our growth.

We have expanded our operations at a rapid pace. This expansion has placed a significant strain on our management, operations, and financial resources. We anticipate adding key personnel in the future, including managerial, technical, and operations personnel. In order to manage any further growth of our operations, we also will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures, and controls. If we are unable to manage growth effectively, our business and results of operations will be harmed.

Descriptions of our jewelry items are not guarantees and may confuse, mislead, or disappoint our customers.

In an effort to provide accurate descriptions of jewelry posted on our website, we provide appraisal summaries from third-party gemological laboratories for some of our jewelry items. All other jewelry and watch descriptions are provided by our full-time Gemological Institute of America, or GIA, trained gemologists and several experienced product specialists. Although we attempt to provide a complete and accurate description of each jewelry item we offer, there is a subjective component involved with respect to assessing the clarity, color, and carat characteristics of diamonds and other gemstones. In addition, mistakes or omissions of important information in our descriptions may occur. Even if our descriptions are accurate, buying a product online may lead to disappointment resulting in returned merchandise. For example, a customer may determine that a piece does not have the expected look, feel, and overall appearance of the merchandise that the buyer envisioned from the website photograph.

Additionally, in response to customer requests and as a courtesy to resellers, we provide “Compare” and/or “Close Now” prices for jewelry items listed on our website. While Compare and Close Now prices are comparable with those values found on many competitor Internet auction sites, such as Yahoo! Auctions and eBay, they are not meant to reflect fair market values or manufacturer suggested retail prices, and in fact, may be higher than prices found in local retail stores. As a consequence, perceived misrepresentations in item descriptions by disappointed buyers may occur, resulting in negative publicity about and diminished customer confidence in our website.

We may not be able to maintain our domain name uniqueness.

Our Internet domain name is critical to our success. Under current domain name registration practices, no other entity can obtain an identical domain name, but can obtain a similar name or the identical name with a different suffix, such as “.net” or “.org,” or with a different country designation, such as “jp” for Japan. We have not registered our domain name with different suffixes nor have we registered our name in any other jurisdiction. As a result, third parties may use domain names that are similar to our domain name, which may result in confusion to potential customers and lost sales. We are aware that other businesses have registered the name “bidz” with other suffixes and in other countries.

We may be unable to protect or enforce our own intellectual property rights adequately, and we may become subject to intellectual property litigation.

We regard the protection of our trademarks, copyrights, patents, domain name, trade dress, and trade secrets as critical to our success. We rely on a combination of trademark, copyright, patent, trade dress, and trade secret laws to protect our intellectual property rights. We also have entered into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent development of similar intellectual property by others. We also are pursuing the registration of our domain name, trademarks, and service marks in the United States and internationally. Effective trademark, copyright, patent, trade dress, trade secret, and domain name protection is very expensive to maintain and may require litigation. We must protect our trademarks, copyrights, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

Third parties may from time to time claim that we have infringed their intellectual property relating to our business model or auction systems. We expect that participants in our market increasingly will be subject to infringement claims as the number of services and competitors in our industry segment grows. Any claim like this, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on acceptable terms or at all. As a result, any such claim could harm our business.

We may be unable to enforce protection of our intellectual property rights under the laws of other countries.

We anticipate that we will become increasingly subject to international intellectual property risks, including differing intellectual property laws, which may be insufficient to protect our intellectual property, unique local laws, and lack of applicable law or clear precedent.

Various legal rules and regulations related to privacy and the collection, dissemination and security of personal information may adversely affect our marketing efforts.

We are subject to increasing regulation at the federal, state, and international levels relating to privacy and the use of personal user information designed to protect the privacy of personally identifiable information as well as to protect against its misuse. These laws include the Federal Trade Commission Act, the CAN-SPAM Act of 2003, the Children’s Online Privacy Protection Act, the Fair Credit Reporting Act, the Homeland Security Act, and related regulations. Several states have proposed legislation that would limit the use of personal information gathered online or require online services to establish privacy policies. Moreover, proposed legislation in the United States and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct, and delete personal information stored by companies. These regulations and other laws, rules, and regulations enacted in the future may adversely affect our ability to collect, disseminate, or share demographic and personal information about users and our ability to e-mail or telephone users, which could be costly and adversely affect our marketing efforts.

We may be subject to liability for past sales and our future sales may decrease if we are required to collect sales and use taxes on the products we sell.

In accordance with current industry practice and our interpretation of current law, we do not currently collect sales or other taxes with respect to shipments of goods into states other than California. However, one or more states or foreign countries may seek to impose sales or other tax obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past and future sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers, and otherwise substantially harm our business, financial condition, and results of operations.

We may be subject to regulations governing the conduct and liability of auctioneers.

Numerous states and foreign jurisdictions, including California, where our headquarters is located, have regulations regarding how auctions may be conducted and the liability of auctioneers in conducting such auctions. No final legal determination has been made whether the California regulations apply to our business, and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose regulations that could affect us or our users, which could harm our business.

We are subject to regulations relating to consumer privacy.

Several states have proposed, and California, Minnesota, Utah, and Vermont have recently passed, legislation that would limit the uses of personal user information gathered online or offline. Many states already have such laws and continually consider strengthening them, especially against online services. However, the Fair Credit Reporting Act, or FCRA, a federal statute enacted in 1970 to protect consumer privacy, includes a provision preempting conflicting state laws on the sharing of information between corporate affiliates. The preemptive provisions of FCRA were permanently extended in 2002, thereby ensuring that we are not subject to the laws of each individual state with respect to matters within the scope of FCRA, but remain subject to the other provisions of FCRA.

The Federal Trade Commission also has settled several proceedings against companies regarding the manner in which personal information is collected from users and provided to third parties. Specific statutes intended to protect user privacy have been passed in many foreign jurisdictions. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions among our users, such as payment companies and shipping companies, is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the use of the Internet. This could reduce demand for our products, increase the cost of our doing business, expose us to litigation costs, increase our service or delivery costs, or otherwise harm our business.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting both online and offline business. There are still relatively few laws specifically directed towards online business. However, due to the increasing popularity and use of the Internet and online services, many laws relating to the Internet are being debated at all levels of government around the world, and it is possible that such laws and regulations will be adopted. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. Applicability to the Internet of existing laws governing issues, such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy is uncertain. The vast majority of these laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directive on Distance Selling and Electronic Commerce, have only recently begun to be interpreted by the courts and implemented by the European Union member states, so their applicability and scope remain uncertain. As our activities and the types of goods listed on our website expand, regulatory agencies may claim that we or our users are subject to licensure in their jurisdiction, either with respect to our business in general, or in order to allow the sale of certain items, such as real estate, event tickets, boats, and automobiles.

In addition, because our products are available over the Internet in multiple states and because we sell merchandise to consumers residing in multiple states, we could be required to qualify to do business as a foreign corporation in each state in which our products are available. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so could subject us to penalties. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse affect on our business.

We depend to a very significant extent on David Zinberg, our Chairman of the Board, President, and Chief Executive Officer.

Our performance depends substantially upon David Zinberg, our Chairman of the Board, President, and Chief Executive Officer, who has extensive experience with the purchase and sale of jewelry, art, and collectibles through non-traditional channels, including through liquidation. We rely on Mr. Zinberg to make critical operational decisions on a daily basis, such as product offerings and purchases, and to make key strategic plans. We do not currently have key-man life insurance on any of our executive officers. We have an employment agreement with Mr. Zinberg extending through 2007. The loss of the services of Mr. Zinberg would adversely affect our business and operations.

Holders of common stock issued by us in prior offerings are entitled to rescind their purchases.

From our inception until mid-2003, we raised over $20.5 million in gross equity capital by selling shares of our common stock to approximately 830 investors at prices ranging from $4.00 to $6.00 per share with a weighted average share price of $4.50. We also issued shares of common stock to about 30 persons in exchange for services and other non-cash consideration valued in excess of $5.5 million and issued options to purchase common stock to approximately 250 individuals at a weighted average share price of $4.45. To assist us in selling our common stock, we compensated individuals who were not licensed as broker-dealers under the Securities Exchange Act of 1934, or under state securities laws. After conducting these sales of our securities, we determined that these sales were not exempt from the registration requirements under the Securities Act of 1933 and similar provisions of laws of the states in which our stockholders reside. In addition, our employees who received compensation for selling our common stock were required to be licensed as broker-dealers with the Securities and Exchange Commission, or SEC, and various state authorities, but they were not so licensed. In such situations, a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including a right of rescission, civil penalties, a restraining order or injunction, and a court order to pay restitution and costs.

In order to address the contingent liabilities, we plan to make a rescission offer to our stockholders who are or were residents of Alabama, Arkansas, Alaska, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Iowa, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Maine, Michigan, Minnesota, Missouri, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Washington, DC, West Virginia, Wisconsin and Wyoming. If our rescission offer is accepted by all offerees, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $11.6 million, as of December 31, 2005. To the extent that stockholders accept our rescission offer and we cannot fund such purchases with other resources, we may utilize a portion of the net proceeds of our planned IPO. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. If any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all options and common stock granted or issued since the date of issuance plus any statutory interest we may be required to pay. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Rescission offer.”

We do not intend to pay dividends on our common stock, and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We have never declared or paid any cash dividends on our common stock and do not intend to pay dividends on our common stock for the foreseeable future. We intend to invest any future earnings to fund our business. Therefore, stockholders likely will not receive any dividends on our common stock for the foreseeable future. Investors cannot be certain that they will receive a positive return on their investment when they sell their shares or that they will not lose the entire amount of their investment.

The concentration of our capital stock ownership with our founder and executive officers and directors and their affiliates will limit your ability to influence corporate matters.

Our founder, executive officers, and directors together own approximately 37.6% of our common stock. As a result, they have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

Sale of substantial number of shares that are eligible for sale could adversely affect the price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or a perception that such sales may occur. As of December 31, 2005, we had 23,312,500 shares of common stock outstanding. Except for any shares that are held by our affiliates, as that term is defined in Rule 144 under the Securities Act of 1933, which generally includes our directors, officers, and certain principal stockholders, substantially all of the shares outstanding will be freely tradable without restriction or further registration under the securities laws. Shares held by affiliates of our company are subject to the resale limitations of Rule 144 described below.

In general, under Rule 144 as currently in effect, any person, or persons whose shares are aggregated for purposes of Rule 144, who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.

As of December 31, 2005, we had outstanding options to purchase 8,342,000 shares of common stock. We plan to register for offer and sale the shares of common stock that are reserved for issuance pursuant to options. Shares covered by such registration statements upon the exercise of stock options or warrants generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Presently, there is no public market for our common stock. An active public market for our common stock may not develop or be sustained after our planned IPO. Many factors could cause the market price of our common stock to rise and fall, including the following:

•                  actual or anticipated fluctuations in our operating results;

•                  the level and quality of any research analyst coverage for our common stock;

•                  the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

•                  changes in financial estimates by industry or securities analysts or our failure to meet such estimates;

•                  various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our suppliers, or our competitors;

•                  fluctuations in the supply and costs acquiring the jewelry we sell;

•                  the costs incurred in shipping our products to our customers;

•                  the gain or loss of significant suppliers;

•                  introductions of new products or new pricing policies by us or by our competitors;

•                  recruitment or departure of key personnel;

•                  changes in market valuations or earnings of our competitors;

•                  developments with respect to intellectual property rights;

•                  market conditions and trends in the online commerce industry and the economy as a whole; and

•                  acquisitions or strategic alliances by us or by our competitors.

In addition, stocks of Internet-related and online commerce companies have experienced significant price and volume fluctuations that often have been unrelated or disproportionate to these companies’ operating performance. Public announcements by us or other such companies concerning, among other things, their performance, accounting practices, or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us, and discourage a takeover.

We plan to reincorporate in Delaware.  Our planned Delaware certificate of incorporation and the Delaware General Corporation Law, or DGCL, contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. Our certificate of incorporation also authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Our certificate of incorporation divides our Board of Directors into three classes, with one class to stand for election each year for a three-year term after the initial election. The classification of directors tends to discourage a third party from initiating a proxy solicitation or otherwise attempting to obtain control of our company and may maintain the incumbency of our Board of Directors, as this structure generally increases the difficulty of, or may delay, replacing a majority of directors. Our bylaws authorize our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007 we will be required to furnish a report on our internal control over financial reporting. In order to achieve compliance with Section 404 of Sarbanes-Oxley within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2007 that our internal controls over financial reporting are effective as required by Section 404 of Sarbanes-Oxley.

In addition, during the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley for compliance with the requirements of Section 404. Furthermore, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

We lease a 50,000 square foot facility in Culver City, California, which serves as our corporate headquarters and houses our sales, marketing, research and development, customer service, fulfillment, and warehouse operations. Our lease expires in October 2009. We expect that our current facility will satisfy our needs through 2009.

ITEM 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. We are not currently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 15, 2005, the Company  held its annual meeting of shareholders, at which time the following directors were elected:  David Zinberg, Lawrence Kong and Garry Itkin.  The number of votes cast for each of the directors was 15,155,000, the number of votes against was 0 and the number of absentions and broker non-votes was 0.   Effective March 15, 2006, the Board was expanded to five (5) members and two (2) additional directors, Peter Hanelt and Man Jit Singh, were appointed to the Board.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for any of the Company’s securities.  As of December 31, 2005, the number of shares of our common stock that is subject to outstanding options or warrants to purchase common stock is 8,342,000.  As of December 31, 2005, there were 23,312,500 shares of common stock outstanding.

Holders

As of December 31, 2005, there were 1,132 holders of record of our common stock and no holders of record of our Class B common stock.  As of December 31, 2005, we had 97 holders of stock options exercisable for shares of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock.  We anticipate that in the future we will retain any earnings for the development and operation of our business.  Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.  Please also review Item 11 “Description of Registrant’s Securities to be Registered” herein.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2002 Special Stock Option Plan	1,500,000	$3.96	0

Equity compensation plans not approved by security holders
2001 Stock Option Plan	792,000	$6.00	108,000
Total

(1)  The total number of shares of common stock to be issued upon exercise of all outstanding stock options, warrants and rights is 8,342,000.

ITEM 6.  Selected Financial Data

The selected consolidated financial data presented below has been derived from our consolidated financial statements. The statement of operations data for each of the fiscal years ended December 31, 2003, 2004, and 2005 and the balance sheet data at December 31, 2004 and 2005 are derived from our audited financial statements that are included in this report. The statement of operations data for the years ended December 31, 2002 and the balance sheet data at December 31, 2002 and 2003 are derived from audited financial statements that are not included in this report. The statement of operations data for the year ended December 31, 2001 and the balance sheet data at December 31, 2001 are derived from our unaudited financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected in any future period.

You should read this information together with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report.

(in thousands, except share and per	Years ended December 31,
share data)	2001	2002	2003	2004	2005
	(unaudited)
Statement of Operations Data:
Net revenue	$7,423	$34,778	$47,665	$65,324	$90,579
Cost of revenue	6,210	32,315	42,188	53,072	71,257
Gross profit	1,213	2,463	5,477	12,252	19,322
Operating expenses:
General and administrative	3,512	10,336	9,259	8,800	10,938
Sales and marketing	1,244	1,071	1,960	2,542	5,078
Rescission and pre-IPO costs	—	—	—	—	442
Depreciation and amortization	571	91	61	139	157
Total operating expenses	5,327	11,498	11,280	11,481	16,615
Income (loss) from operations	(4,114)	(9,035)	(5,803)	771	2,707
Interest income (expense), net	—	(65)	(27)	—	22
Income tax expense	—	—	—	—	82
Net income (loss)	$(4,114)	$(9,100)	$(5,830)	$771	$2,647
Net income (loss) per common share:
Basic	$(0.17)	$(0.35)	$(0.21)	$0.03	$0.11
Diluted	$(0.17)	$(0.35)	$(0.21)	$0.03	$0.11
Weighted average number of shares outstanding—diluted	24,099,241	25,924,016	27,283,233	28,014,361	24,858,535

	At December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$—	$—	$10	$5	$7
Working capital (deficit)	(479)	(1,441)	(3,148)	(2,164)	1,009
Total assets	1,132	9,836	7,270	12,490	17,746
Bank overdraft	463	5,135	4,198	6,503	5,315
Total liabilities	1,521	10,765	9,355	13,570	15,963
Total stockholders’ equity (deficit)	(389)	(929)	(2,085)	(1,080)	1,783

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Risk factors" and elsewhere in this prospectus.

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability efficiently and effectively to source closeout merchandise and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring "no reserve" auctions, a $1 minimum opening bid, and a unique 30-second auction extension period that allows our auctions to continue until all bids are received. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website. Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; and watches. Through our website at www.bidz.com, we averaged daily sales of approximately 7,000 items with an average order size of $112 during 2005.

We sell to consumers looking for reliable bargains on jewelry. Because we purchase and retain all of our jewelry inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We provide a trustworthy and secure buying environment with a 15-day return policy on all merchandise. We believe that some of our customers are resellers intending to sell our goods in secondary markets, such as on eBay, at local auctions, and through other retail channels. These resellers have the opportunity to purchase products at lower prices than they would receive from manufacturers or other distributors. Our auctions are conducted 24 hours a day, seven days a week. We also offer daily telephone customer support and 24-hour e-mail customer support.

Critical Accounting Policies

The preparation of our financial statements requires us to make certain estimates and judgments that affect amounts reported and disclosed in our financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following are the critical accounting policies that we believe require significant estimation and judgment.

Revenue Recognition

We derive our revenue from five sources: merchandise sales, commission revenue, advertising revenue, shipping revenue, and auction transaction fee revenue. In accordance with SAB 104, we recognize revenue from all five sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

We recognize merchandise sales upon shipments made to consumers that are fulfilled from our warehouse. We generally require online payment by credit card or other electronic payment methods at the point of sale. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns, chargebacks from customers, and other discounts redeemed to obtain such sales.

We report shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." As such, in the Statement of Operations all amounts billed to customers by us related to shipping and handling are included in "Net revenue" and our shipping and handling costs are included in "Cost of revenue."

We derive commissions revenue from sales of Certified Merchant merchandise that is owned by third parties and recognize that revenue when services have been rendered. For commission revenue, we recognize as revenue only the commission portion of the price our customers pay for the purchased products because we are acting as an agent in such transactions. Commissions are also reduced by the impact of returns and other discounts redeemed to obtain such sales.

We recognize advertising revenue, which consists primarily of pop-unders, when the services are rendered and the advertising revenue is known and collectible.

We include auction transaction fee revenue in net revenue. The auction transaction fee is a 3% fee charged to all customers on all payments.

Inventory Reserve

We record reserves against our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We record reserves of 50% of the value of inventory held for more than six months and 100% of the value of inventory held for more than one year. If actual market conditions are less favorable than those projected by us, specific reserves or additional inventory write-downs may be required.

Return and Allowance Reserve

We estimate potential future product returns related to current period revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. If actual returns are greater than our estimates, we will record additional returns and allowances in addition to our estimates, which will result in lower net revenue recorded during that period.

Deferred Income Tax Allowance

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Realization of the deferred tax asset depends on generating sufficient taxable income in future years. We reduce deferred tax assets by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

We account for our employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We expense stock-based compensation on the date of grant since all options vest immediately.

In 2006, we will be adopting the FASB issued SFAS No.123 (revised 2004), "Share-based Payment" Statement (123R) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued.

We have recorded stock-based compensation representing the difference between the option exercise price and the deemed fair value of our common stock on the grant date for financial reporting purposes. We determined the deemed fair value of our common stock based upon the most recent private placement share price at the time of the option grant. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported.

Pro forma information regarding net income (loss) attributable to common stockholders and net income (loss) per share attributable to common stockholders is required in order to show our net income (loss) as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 1 to our financial statements. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option pricing model.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Years ended December 31,
	2003	2004	2005

Net revenue	100.0%	100.0%	100.0%
Gross profit	11.5	18.8	21.3
Operating expenses:
General and administrative	19.4	13.5	12.1
Sales and marketing	4.1	3.9	5.6
Rescission and pre-IPO costs	—	—	0.4
Depreciation and amortization	0.1	0.2	0.2
Total operating expenses	23.6	17.6	18.3
Income (loss) from operations	(12.1)	1.2	3.0
Interest income (expense), net	(0.1)	—	0.0
Income tax expense	—	—	0.1
Net income (loss)	(12.2)%	1.2%	2.9%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from shipping and handling, auction transaction fee revenue, commissions from Certified Merchants, and advertising revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Years ended December 31,
	2003	2004	2005
Net revenue
Merchandise sales	82.5%	89.5%	88.6%
Shipping and handling	15.9	9.6	10.4
Transaction fees	0.0	0.0	0.7
Commissions	1.1	0.8	0.3
Advertising	0.5	0.1	0.0

Total net revenue	100.0%	100.0%	100.0%

In November 2005, we implemented a 3% transaction fee on all sales.

Net revenue by geographic area is presented based upon the country of destination. No foreign country accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area for the periods indicated was as follows:

	Years ended December 31,
	2003		2004		2005
	(in thousands, except percentages)
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent
United States	$41,382	86.8%	$53,986	82.6%	$73,199	80.8%
International	6,283	13.2	11,338	17.4	17,380	19.2
Total	$47,665	100.0%	$65,324	100.0%	$90,579	100.0%

Gross Profit

Our gross profit consists of net revenue less the cost of sales. Our cost of sales consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, shipping supplies, insurance on shipments, and credit card and other transaction fees associated with payments.

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and related benefit costs for our employees. These expenses also include fulfillment, customer service, technology, professional fees, other general corporate expenses, and stock-based compensation, consisting substantially of stock option grants and stock grants to employees and consultants. We anticipate that our compensation expense under SFAS No. 123 will increase.

Sales and Marketing Expenses

Our marketing expenses consist primarily of costs associated with paid website searches, contextual marketing, e-mail campaigns, and affiliate programs. These marketing programs, which are designed to drive buyers to our website, are the most important factor in increasing demand for our jewelry products and increasing net revenue. We will use a significant portion of the proceeds of this offering to support these efforts during the next 12 to 18 months. We expect our sales and marketing expenses will grow at a faster rate than our revenue growth, as we expect increasing demand for online marketing will increase the cost of such online marketing.

Results of Operations

Comparison of Year Ended December 31, 2005 with Year Ended December 31, 2004

Net Revenue

Net revenue increased 38.7% to $90.6 million in 2005 from $65.3 million in 2004. This increase in net revenue was due to the increase in the number of orders, partially offset by a decrease in the average selling price per order. The increase in the number of orders was primarily the result of the number of new buyers we attracted during 2005.

Gross Profit

Gross profit increased 57.7% to $19.3 million in 2005 from $12.3 million in 2004. Gross profit as a percentage of net revenue increased to 21.3% in 2005 from 18.8% in 2004. The increase in gross profit as a percentage of net revenue resulted primarily from more effective purchasing, implementation of a 3% auction transaction fee in November 2005, and increased margin on shipping and handling charges. We expect the 3% auction transaction fee will have a significant impact on the gross margin in 2006.

General and Administrative Expenses

General and administrative expenses increased 24.3% to $10.9 million in 2005 from $8.8 million in 2004. The increase in general and administrative expenses in 2005 was due primarily to a $1.5 million increase in payroll and payroll related expenses, which included increasing the number of personnel on our technology development staff. General and administrative expenses as a percentage of net revenue decreased to 12.1% in 2005 from 13.5% in 2004. We intend to continue to enhance our technology and information systems and expect these expenses to increase in absolute dollars in future periods.

Sales and Marketing Expenses

Sales and marketing expenses increased 99.8% to $5.1 million in 2005 from $2.5 million in 2004. This increase resulted primarily from an increased marketing campaign and cost of online advertising to attract new buyers. Sales and marketing expenses as a percentage of net revenue increased to 5.6% in 2005 from 3.9% in 2004. We expect our sales and marketing expenses to continue to increase in absolute dollars, as we intend to continue increasing our online marketing campaign in order to attract new customers.

Rescission and Pre-IPO Costs

In 2005, we expensed $442,000, primarily consisting of legal fees in order to resolve issues related to the unregistered sales of our common stock prior to effecting an initial public offering.

Comparison of Year Ended December 31, 2004 with Year Ended December 31, 2003

Net Revenue

Net revenue increased 37.0% to $65.3 million in 2004 from $47.7 million in 2003. This increase in net revenue was due primarily to an increase in the number of orders, partially offset by a decrease in the average selling price per order. The increase in the number of orders was primarily the result of the number of new buyers we attracted during 2004.

Gross Profit

Gross profit increased 123.7% to $12.3 million in 2004 from $5.5 million in 2003. The increase in gross profit in 2004 resulted primarily from increases in sales volume. Gross profit as a percentage of net revenue increased to 18.8% in 2004 from 11.5% in 2003. The increase in gross profit as a percentage of net revenue resulted primarily from an increase in gross margin from merchandise sales, partially offset by a decrease in gross margin from shipping and handling.

General and Administrative Expenses

General and administrative expenses decreased 5.0% to $8.8 million in 2004 from $9.3 million in 2003. The decrease was primarily due to lower stock-based compensation expenses, which decreased $1.5 million to $232,000 in 2004 from $1.7 million in 2003, primarily as a result of a reduction in stock options issued and amortization of deferred stock compensation. This decrease was partially offset by a $379,000 increase in payroll and payroll related expenses and a $485,000 increase in accounting and legal fees.

Sales and Marketing Expenses

Sales and marketing expenses increased 29.7% to $2.5 million in 2004 from $2.0 million in 2003. The increase in sales and marketing expenses was caused by our increased marketing campaign to attract new buyers.

Quarterly Operations Data

The following tables set forth quarterly statements of operations data for the eight quarters ended December 31, 2005, including amounts expressed as a percentage of net revenue. This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair representation of the information for the periods presented. This quarterly statement of operations data should be read in conjunction with our audited financial statements and the related notes included elsewhere in this prospectus. Results of operations for any quarter are not necessarily indicative of results for any future period.

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday season. Approximately 26.0%, 29.3%, and 33.9% of our net revenue in 2003, 2004, and 2005, respectively, was generated during the fourth quarter. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue in the fourth quarter in the future.

	Quarters ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
	(unaudited)

Net revenue	$14,898	$15,936	$15,341	$19,149	$20,720	$18,053	$21,098	$30,708
Gross profit	2,984	2,714	3,113	3,441	3,745	3,624	4,338	7,615
General and administrative	1,940	2,050	2,214	2,596	2,589	2,502	2,430	3,417
Sales and marketing	497	605	645	795	875	714	1,163	2,326
Rescission and pre-IPO costs	—	—	—	—	—	—	442	—
Depreciation and amortization	29	36	36	38	38	38	40	41
Income from operations	518	23	218	12	243	370	263	1,831
Net income	$518	$23	$218	$12	$243	$370	$244	$1,790
Net income per share available to common stockholders – basic	$0.02	$0.00	$0.01	$0.00	$0.01	$0.02	$0.01	$0.08
Net income per share available to common stockholders – diluted	$0.02	$0.00	$0.01	$0.00	$0.01	$0.02	$0.01	$0.07
Weighted average number of shares outstanding – basic	27,479	27,472	27,457	27,466	27,411	23,312	23,312	23,312
Weighted average number of shares outstanding – diluted	28,041	28,023	28,003	28,002	27,941	23,835	23,880	23,829

	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	20.0	17.0	20.3	18.0	18.1	20.1	20.6	24.8
General and administrative	13.0	12.9	14.4	13.6	12.5	13.9	11.5	11.1
Sales and marketing	3.3	3.8	4.2	4.2	4.2	4.0	5.5	7.6
Rescission and pre-IPO costs	—	—	—	—	—	—	2.1	—
Depreciation and amortization	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.1
Operating income	3.5	0.1	1.4	0.1	1.2	2.0	1.2	6.0
Net income	3.5	0.1	1.4	0.1	1.2	2.0	1.2	5.8

Additional operating metrics:

	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(unaudited)
Average selling price per order (gross)	$130	$138	$128	$110	$106	$106	$108	$124
Acquisition cost per new buyer	29	31	35	31	34	30	27	34
Average transactions per day	4,119	4,513	4,422	6,651	7,923	6,699	6,669	6,901
Number of new buyers	17,001	19,373	18,392	25,612	25,688	23,651	42,875	68,381

Liquidity and Capital Resources

Since our formation, we have funded our operations through the sale of equity securities and cash generated from operations. The significant components of our working capital are inventory and liquid assets, such as cash and accounts receivable, reduced by accounts payable and accrued expenses. The working capital characteristics of our business allow us to collect cash from sales to customers within several business days of the related sale, while we typically have extended payment terms with our suppliers.

As of December 31, 2005, we had net working capital of $1.0 million and had no short- or long-term debt obligations. The working capital characteristics of our business have allowed us to grow rapidly even with a working capital deficit from 2001 until October 2005. As of December 31, 2005, we had net cash of $7,000 taking into account our bank overdraft of $5.3 million. Net cash provided by operating activities was $1.4 million in 2005 compared with net cash used for operating activities of $2.1 million in 2004. Net cash is affected primarily by changes in net income and loss, inventories, and accounts payable. We recorded net income of $771,000 in 2004 and $2.6 million in 2005 and a net loss of $5.8 million in 2003. The improvement in profitability resulted primarily from the improved gross profit margins of 11.5%, 18.8%, and 21.3% in 2003, 2004, and 2005, respectively. Inventories and accounts payable generally increase in line with sales growth and changes in our inventory strategy. The level of inventory fluctuates whether we are able to secure attractive inventory.

The increase in cash provided by operating activities in 2005 compared with 2004 was $3.5 million, primarily due to an increase in net income. Net income was $2.6 million in 2005 compared with $771,000 in 2004. Inventories increased by $5.2 million in 2005 compared with an increase of $4.9 million in 2004. Accounts payable increased by $2.4 million in 2005 compared with an increase of $2.5 million in 2004. Accrued expenses increased by $669,000 in 2005 compared with a decrease of $731,000 in 2004.

The "bank overdraft" reflected on our balance sheets results from post-dated checks outstanding. It is customary for our vendors to accept checks post-dated by 60 days as extended payment for purchases of merchandise. We do not maintain a bank overdraft facility, as the post-dated checks are not presented for payment until the date printed on the check. We did not encounter any unanticipated cash draws by issuing post-dated checks in 2003, 2004, or 2005.

Net cash used for investing activities was $232,000, $35,000, and $197,000 in 2003, 2004, 2005, respectively, and was primarily related to capital expenditures for our office equipment and technology system infrastructure, including software.

Net cash of $1.2 million was used for financing activities in 2005, and net cash provided by financing activities was $2.2 million and $2.0 million in 2004 and 2003, respectively. The financing activities were primarily related to changes in bank overdraft and net proceeds from issuance of common stock. Net cash of $1.2 million and $937,000 was used to reduce bank overdraft in 2005 and 2003, respectively. Net cash provided by bank overdraft was $2.3 million in 2004. Net cash proceeds from issuance of common stock were $3.0 million, $0, and $0 in 2003, 2004, and 2005, respectively.

Aggregate Contractual Obligations

The following table presents our contractual obligations as of December 31, 2005, over the next five years and thereafter.

		Payments by Period
Contractual Obligations	Total Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Property lease	$3,306	$847	$1,769	$690	$—

We believe that cash and cash equivalents currently on hand, cash flows from operations, and the net proceeds of our planned IPO will be sufficient to continue our operations for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure, and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventory we carry; and other factors relating to our business. Enhancement of our website, network infrastructure, and transaction processing systems will require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We anticipate increasing our system expenditures to accommodate these needs in the future. We may require additional financing in the future in order to execute our operating plan. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt or equity. We may not be able to obtain any necessary additional funds on a timely basis, on acceptable terms, or at all.

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

Rescission offer

From our inception, in 1999, and in 2000, 2001, 2002, and mid-2003, we raised over $20.5 million in gross equity capital offering by selling our common stock in the following approximate amounts for each year:

Year	Number of Shares	Weighted Ave. Price per Share
1999	978,070	$4.00
2000	1,198,191	$4.00
2001	580,621	$4.47
2002	1,051,924	$5.00
2003	753,262	$5.26

We sold these shares to approximately 830 investors. The persons associated with us who solicited these investors were not licensed as broker-dealers in any state or with the SEC.

We also issued to approximately 30 persons or entities shares of common stock in exchange for services and other non-cash consideration valued in excess of $5.5 million in the following approximate amounts for each year:

Year	Number of Shares	Weighted Ave. Price per Share
1999	57,500	$4.00
2000	100,000	$4.00
2001	585,700	$4.09
2002	445,774	$5.00
2003	18,673	$5.60
2004	28,544	$4.95

We also issued to approximately 248 employees or other service providers options to purchase common stock in the following amounts:

Year	Number of Options	Exercise Price
2002	1,332,000	$3.75
2003	485,500	$4.50
2004	6,162,000	$6.00

None of these options have been exercised.

These offers and sales of the common stock and options to purchase common stock were not registered under the federal and state securities laws, but were issued in reliance upon exemptions from such registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Similarly, in employing persons who were not licensed as broker-dealers, we relied on certain exemptions from the broker-dealer licensing requirements of the Exchange Act and of state securities laws.

After conducting these offers and sales of common stock and granting these options to purchase common stock, we determined that the offers and sales did not comply with the exemptions from registration under the Securities Act and similar provisions of laws in each state in which our stockholders reside, because certain of our employees who solicited investors engaged in a "general solicitation" of securities. In addition, these employees were required to be licensed as broker-dealers with the SEC and various states, but they were not so licensed. We also determined that because investors did not receive information regarding our potential liability for these violations of federal and state securities laws, the common stock was issued to persons who failed to receive adequate information under federal and state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, the investors in those offerings and other holders of our common stock are entitled to return their shares to us and assert a legal claim to receive back from us the full price they paid, plus interest. In the event that a rescission by all of our stockholders were to occur, we would be liable for the $20.5 million we received in exchange for our common stock, in addition to interest of approximately $9.3 million through December 31, 2005. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.3 million through December 31, 2005.

Accordingly, we are subject to potential liabilities, including penalties and fines, under the Securities Act, the Exchange Act, the regulations thereunder, and applicable state securities laws. Both federal and state securities laws also provide remedies to investors for such violations, which remedies include rescission, or a right to recover the investment plus interest from the date of issuance of the security, and, if the investor no longer owns the security, damages equal to the difference between the investment amount plus interest from the date of issuance and the value or price of the security at the time of its sale.

In order to address these contingent liabilities, we intend to make a rescission offer to persons who are or were residents of Alabama, Arkansas, Alaska, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Iowa, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Maine, Michigan, Minnesota, Missouri, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Washington, DC, West Virginia, Wisconsin, and Wyoming. If our rescission offer is accepted by all offerees, we could be required to make an aggregate payment to the holders of these shares of up to approximately $37.6 million, which includes statutory interest.

Our anticipated rescission offer will cover outstanding shares of common stock and outstanding options to purchase shares of common stock issued in connection with the securities offerings described above. We intend to make the rescission offer to the holders of these shares and options as soon as practicable after the completion of our planned IPO of our common stock. The rescission offer will be kept open for at least 20 business days and will be registered under the Securities Act.

We will offer to rescind prior purchases of our common stock for an amount equal to the price paid for the shares plus interest, calculated from the date of purchase through the date on which the rescission offer expires, at the applicable statutory interest rate per year. With respect to outstanding options to purchase our common stock that are subject to the rescission offer, we will offer to rescind the entire option grant, regardless of whether the option is vested, in exchange for an amount equal to 20% of the aggregate exercise price for the entire option, plus interest, calculated from the date of grant of the option through the date on which the rescission offer expires, at the applicable statutory interest rate per year.

Our making this rescission offer may not terminate a purchaser's right to rescind a sale of securities that was not registered or qualified under the Securities Act or applicable state securities laws and was not otherwise exempt from registration or qualification. Accordingly, should the rescission offer be rejected by any or all offerees, we may continue to be contingently liable under the Securities Act and applicable state securities laws for the purchase price of these shares as well as for the value of the options we granted up to an aggregate amount of approximately $37.6 million, which includes statutory interest. In addition, it is possible that an optionholder could argue that offering to rescind the issuance of outstanding options for an amount equal to 20% of the aggregate exercise price, plus interest, does not represent an adequate remedy for the issuance of the option in violation of applicable securities laws. If a court were to impose a greater remedy, our exposure as a result of the rescission offer could be higher. In addition, if it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.

We do not expect that we will be able to fund any costs related to our rescission offer from our current cash balance, and, accordingly, will rely on the proceeds of our planned IPO to fund any payments made pursuant to any stockholders or optionholders who accept the rescission offer. We believe, however, that it is not probable that the rescission will be accepted by our stockholders or optionholders. This belief is based on the purchase price of shares of common stock and the exercise price of the options granted in the offerings described above compared with the anticipated initial public offering price.

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk

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

Item 8.  Financial Statements and Supplementary Data

See Item 15(a)

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.  There were no significant changes made in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item 9B.  Other Information

None

Part III

ITEM 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors, executive officers, and key employees.

Name	Age	Position
David Zinberg	48	Chairman of the Board, President, and Chief Executive Officer
Lawrence Y. Kong	45	Chief Financial Officer, Secretary, Treasurer, and Director
Claudia Y. Liu	46	Vice President of Operations
Peter G. Hanelt (1)(2)(3)	60	Director
Garry Y. Itkin (1)(2)(3)	45	Director
Man Jit Singh (1)(2)(3)	49	Director
Larry E. Russell	54	Chief Technology Officer
Anatoli Lau	35	Vice President of Development
Yuri Mordovskoi, Ph.D.	44	Vice President of Technology

(1) Member of our Governance and Nominating Committee.

(2) Member of our Audit Committee.

(3) Member of our Compensation Committee.

David Zinberg, founder of our company, has served as the Chairman of the Board of Directors, President, and Chief Executive Officer of our company since our inception in November 1998. Mr. Zinberg served as our Secretary from our inception until March 2001. From 1988 to 1997, Mr. Zinberg served as the Chief Executive Officer of Asset Lenders of America (our predecessor, formerly known as Union Pawn), a collateral lending and bail bond company. Mr. Zinberg is the brother of Marina Zinberg, a Vice President of our company.

Lawrence Y. Kong has served as our Chief Financial Officer since January 2001, our Secretary and Treasurer since March 2006, and a director since July 2003. Mr. Kong earned a Bachelor of Science in Accounting (summa cum laude) from the University of South Alabama in June 1982 and a Masters of Business Administration in Finance from the University of Chicago in June 1984. Mr. Kong passed the Certified Public Accountant examination (State of Illinois) in 1983 and is a member of the American Institute of Certified Public Accountants. Mr. Kong is the husband of Ms. Liu.

Claudia Y. Liu has served as our Vice President of Operations since November 2002. From October 2001 to November 2002, Ms. Liu served as our Billing Manager. From January 1998 to May 2001, Ms. Liu served as a director and general manager of Cybertowers Pte Ltd., a public company on the Kuala Lumpur Stock Exchange in Malaysia that specialized in satellite tracking systems. Ms. Liu is the wife of Mr. Kong.

Peter G. Hanelt has served as a director of our company since March 2006. Mr. Hanelt has been a self-employed business consultant since November 2003. Mr. Hanelt served as Chief Restructuring Officer and Chief Operating Officer of the Good Guys, a regional consumer electronics retailer, from December 2001 through July 2003 and as a consultant from July 2003 through October 2003. From October 1998 to June 2001, Mr. Hanelt served as Chief Executive Officer and a director of Natural Wonders, Inc., a national specialty retailer of nature and science merchandise. Mr. Hanelt also serves on the boards of Silicon Image, a publicly traded manufacturer of semiconductors; Shoe Pavillion, Inc., a publicly traded retailer; Patelco Credit Union, a not for profit company; and InterHealth Nutraceuticals, Inc. and Trader Vic’s Restaurants, both private companies.

Garry Y. Itkin has served as a director of our company since July 2003. Mr. Itkin has served as the Chief Executive Officer of AFB Trading One, Inc., a privately held distillery, since September 1999. Mr. Itkin served as our acting Chief Financial Officer from February 1999 until 2000. From November 1987 to May 1999, Mr. Itkin served as Managing Partner of Jeff Ratner & Associates, Inc., a public accounting and consulting firm in Beverly Hills, California. Mr. Itkin received his MBA degree from Pepperdine University in 1986. In 2005, Mr. Itkin received his JD degree from the Russian Federation North West Academy of Governmental Service.

Man Jit Singh has served as a director of our company since March 2006. Since July 2003, Mr. Singh served as a Principal of Diogenes, Inc., a private equity firm, and from April 2001 to May 2003, served as Chief Executive Officer of Compete, Inc., a predictive analytics firm. Mr. Singh served as Chief Executive Officer of several companies specializing in management recruitment and temporary staffing, including, from December 1997 until June 2000, Futurestep Inc. (Founder and Chief Executive Officer), which is Korn Ferry International’s online subsidiary for middle management recruitment. Prior to Futurestep, from July 1994 to July 1996, Mr. Singh served on the management committee of BET Plc, a $3 billion service conglomerate focused on outsourcing non-core activities of its customers. Mr. Singh has also held senior positions at various management consulting firms, including Sibson & Co (Partner & Co-leader of Strategy), The Cast Group AG (Chief Executive Officer), and Cresap (Principal responsible for West Coast practice).

Larry E. Russell has served as our Chief Technology Officer since February 2006. Prior to that time, Mr. Russell served as our Chief Internal Control Officer from April 2005. From July 1998 to April 2005, Mr. Russell served as an Accounting and Information Systems Consultant at AccounTec. From 1995 to 1998, Mr. Russell served as the Controller, Cost Accountant, and Chief Information Officer at Gruber Systems, a manufacturer of molds and production equipment. From May 1991 to August 1995, Mr. Russell served as a manager in Technology Support and Network Administration at Ernst & Young, LLP. Mr. Russell is a Certified Public Accountant and holds a Certified Information Technology Professional designation by the AICPA.

Anatoli Lau has served as our Vice President of Development since February 2006. From March 2001 until he joined our company in October 2003, Mr. Lau served as a Senior Software Developer for ABS Consulting Group, a technology consulting company. From December 1999 to April 2001, Mr. Lau served as a software engineer for Globinet E-Commerce Technologies, designing web sites and developing Internet shopping programs and programs for access through the Internet to SQL servers with ASP and CGI technology.

Yuri Mordovskoi, Ph.D., has served as our Vice President of Technology since March 2005. From March 2003 until February 2005, Mr. Mordovskoi served as President and Founder of Technolect, Inc., a software development company for e-commerce solutions. Mr. Mordovskoi served as a software development consultant for various companies, including our company, from September 2001 until February 2003. From August 1997 to September 2001, Mr. Mordovskoi served as Chief Technical Officer of Language Force, Inc. Mr. Mordovskoi received his degree in Mathematics and Software Engineering from the Soviet Military Space Academy and his Ph.D. in Artificial Intelligence from the Scientific Research Institute in Moscow.

We consider Messrs. Zinberg, Kong, and Ms. Liu as our executive officers; we consider Messrs. Hanelt, Itkin, and Singh as independent directors; and Messrs. Lau, Mordovskoi, and Russell as key employees.

Board of Directors

Classification

Our certificate of incorporation provides that the authorized number of directors may be changed only by resolution of the Board of Directors, and our authorized number of directors is five. Upon completion of the reincorporation, our certificate of incorporation will provide that our Board of Directors will be divided into three classes serving three-year staggered terms. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Messrs. Zinberg and Hanelt have been designated as Class I directors, whose terms will expire at the 2006 annual meeting of stockholders. Messrs. Kong and Singh have been designated as Class II directors, whose terms will expire at the 2007 annual meeting of stockholders. Mr. Itkin has been designated as a Class III director, whose term will expire at the 2008 annual meeting of stockholders. This classification of the Board of Directors may delay or prevent a change in control of our company or our management.

Board Committees

Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. Messrs. Hanelt, Itkin, and Singh each serve on all three committees.

Mr. Hanelt is chairman of the Audit Committee. Our Board of Directors has determined that each member of our Audit Committee satisfies the independence and financial literacy requirements of the Nasdaq National Market. Our Board of Directors has also determined that Mr. Hanelt is an Audit Committee “financial expert” as defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act and satisfies the financial sophistication requirements of the Nasdaq National Market. Our Board of Directors has approved an Audit Committee charter that meets the applicable standards of the SEC and the Nasdaq National Market. The primary purpose of the Audit Committee is to select the independent registered public accounting firm to conduct the independent audit of the financial statements of our company; review the annual financial statements, any significant accounting issues, and the scope of the audit with the independent registered public accounting firm; and discuss with such firm any other audit related matters that may arise during the year.

Mr. Singh is chairman of the Compensation Committee. The Compensation Committee reviews and acts on matters relating to compensation levels and benefit plans for our key executives. Each member of the Compensation Committee meets the independence requirements of the Nasdaq National Market applicable to Compensation Committee members, and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The purpose of our Compensation Committee is to discharge the responsibilities of our Board of Directors to oversee our compensation policies, plans, and programs and to review and determine the compensation to be paid to our executive officers. Our Board of Directors has approved a Compensation Committee charter that meets the applicable standards of the SEC and the Nasdaq National Market.

Mr. Itkin is chairman of the Governance and Nominating Committee. All members of the Governance and Nominating Committee meet the independence requirements of the Nasdaq National Market applicable to nominating committee members. Our Board of Directors has approved a Governance and Nominating Committee charter that meets the applicable standards of the SEC and the Nasdaq National Market. The purpose of the Governance and Nominating Committee is to assist our Board of Directors in fulfilling its responsibility to nominate and approve qualified new members to our Board of Directors in accordance with our certificate of incorporation and bylaws; to develop and recommend to our Board of Directors a set of corporate governance principles; and to oversee the selection and review of committees of our Board of Directors.

Prior to the establishment of the Audit, Compensation, and Governance and Nominating Committees in February 2006, these functions were performed by our Board of Directors.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Messrs. Itkin, Hanelt, and Singh. Mr. Itkin served as the Chief Financial Officer of our company and our predecessor from 1995 until 2000. None of the other members of our Compensation Committee has, at any time, served as an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Director Compensation

We grant annually to each non-employee director options to purchase 10,000 shares of our common stock. In addition, non-employee directors will receive additional options for committee service per year over the standard non-employee director compensation: options to purchase an additional 5,000 shares of common stock to the Chairman of the Audit Committee, and options to purchase an additional 2,500 shares of common stock to each member of our Audit Committee (other than the Chairman), Compensation Committee and Corporate Governance and Nominating Committee. We will also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at board and committee meetings and provide $24,000 per member in cash consideration annually for serving on our Board of Directors and an additional $1,000 per member per meeting and an additional $7,500 annually to the Chairman of the Audit Committee. Each non-employee director will also receive an initial grant of options to purchase 20,000 shares of common stock in connection with our planned IPO. Employees who also serve as directors will receive no additional compensation for their services as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

On April 22, 2005, we filed a Form 10 registration statement under the Securities Exchange Act of 1934 (“Exchange Act”) to register our class of common stock.  The Form 10 registration statement became effective by operation of law 60 days following the filing of the Form 10.  On the effective date, our officers, directors and beneficial owners of more than ten percent of our common stock were required to file beneficial ownership reports on Forms 3, 4 and 5, but have only recently done so.  Accordingly, known failures to file the required forms include those of Messrs. Zinberg, Kong and Itkin, and Ms. Zinberg.

ITEM 11.  Executive Compensation

Summary of Cash and Other Compensation

The following table sets forth, for the periods indicated, the total compensation for services in all capacities to us received by our Chief Executive Officer and two other executive officers whose aggregate compensation exceeded $100,000 during the fiscal year ended December 31, 2005.

Summary Compensation Table

				Long-Term
				Compensation
				Awards
				Securities
Name and Principal	Annual Compensation (1)			Underlying
Position	Year	Salary ($)	Bonus ($)	Options (#)(2)

David Zinberg	2005	$240,000	$200,000	230,000
President and Chief Executive Officer	2004	240,000	280,000	6,000,000
	2003	240,000	200,000	—

Lawrence Y. Kong	2005	200,000	100,000	100,000
Chief Financial Officer, Secretary, and Treasurer	2004	120,000	80,000	—
	2003	120,000	80,000	250,000

Claudia Y. Liu	2005	100,000	1,000	25,000
Vice President of Operations	2004	73,750	—	—
	2003	49,667	—	100,000

(1) The officers also received certain perquisites, the value of which did not exceed 10% of the annual salary and bonus.

(2) The options were granted at a per share exercise price equal to the fair market value of our common stock on the date of grant, as determined by our Board of Directors. All of these options were vested and exercisable immediately upon grant.

Option Grants

The following table sets forth certain information with respect to stock options granted to the officers listed during the fiscal year ended December 31, 2005.

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share (1)	Expiration Date (2)	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5%	10%
David Zinberg	230,000	33.9%	$6.00	11/28/10	$381,269	$842,504
Lawrence Y. Kong	100,000	14.7	6.00	11/28/10	165,769	366,306
Claudia Y. Liu	25,000	3.7	6.00	11/28/10	41,442	91,577

(1) The exercise prices of all stock options granted were at prices believed by our Board of Directors to be equal to the fair market value of our common stock on the date of grant.

(2) All options were vested and exercisable immediately upon grant.

(3) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. There is presently no public trading market for our common stock. Accordingly, the calculated hypothetical realizable values are based on a $6.00 per share price, which represents the last price at which our common stock was sold. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the SEC and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

Option Values and Holdings

The following table describes, for each of the listed officers, the exercisable and unexercisable options held by them as of December 31, 2005. The “Value of Unexercised In-the-Money Options at Fiscal Year-End” shown in the table represents an amount equal to the difference between $6.00 per share and the option exercise price multiplied by the number of unexercised in-the-money options. None of the officers listed exercised any options during fiscal 2005.

Aggregated Option Exercises and Year-End Values

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
David Zinberg	6,230,000	—	$—	$—
Lawrence Y. Kong	350,000	—	—	—
Claudia Y. Liu	200,000	—	—	—

Employment Agreements with Executive Officers

On November 1, 2002, we entered into an employment agreement with David Zinberg, our President and Chief Executive Officer. The agreement provides for an initial term of five years beginning November 1, 2002 and ending on October 31, 2007, with automatic annual extensions unless terminated by us or Mr. Zinberg upon 60 days prior written notice from the anniversary of the commencement date. The agreement also provides for an annual base salary of $240,000, discretionary bonuses, and stock options to purchase our common stock.

The agreement provides that Mr. Zinberg’s employment may be terminated by (i) mutual written consent of the parties, (ii) Mr. Zinberg in his sole discretion for a material breach by us of the agreement, (iii) us for “cause,” or (iv) upon the death or complete physical or mental disability of Mr. Zinberg. In the event of termination of Mr. Zinberg’s employment by us for cause, we will pay Mr. Zinberg any remaining base salary through the effective date of the termination plus any benefits under other bonus or stock plans or programs in which he has a vested interest at the date of termination, and all unvested stock options held by Mr. Zinberg will automatically vest. In the event we terminate Mr. Zinberg’s employment for reasons other than those set forth above, he will be entitled to a lump sum payment equal to the sum of his entire remaining annual base salary and any accrued but unpaid bonus through the end of the term of the agreement, all vested stock options held by him at such time will immediately vest, and no severance will be deemed to have occurred under any of our then-existing stock option plans or agreements.

There are no employment agreements with any of our other executive officers.

Equity Compensation Plan Information

2001 Stock Option Plan

During January 2001, our Board of Directors adopted the Bidz.com, Inc. Stock Option Plan, or the 2001 Plan. The 2001 Plan provides for the grant of incentive and nonqualified stock options to acquire our common stock to directors, executive officers, employees, consultants, and others providing valuable services to our company. The purpose of the 2001 Plan is to strengthen the mutuality of interests of those persons and our stockholders by providing such individuals with a proprietary interest in pursuing our long-term growth and financial success. We believe that the 2001 Plan represents an important factor in attracting, retaining, and rewarding qualified personnel.

Awards or portions of awards that terminate, expire, or are otherwise forfeited will again be available for further awards under the 2001 Plan. We have reserved for issuance 900,000 of shares of common stock pursuant to the 2001 Plan. As of December 31, 2005, options to purchase 792,000 shares of common stock were outstanding, no shares of common stock have been issued upon exercise, and there were 108,000 shares of common stock remaining available for grant. No further grants will be made under the 2001 Plan.

The power to administer the 2001 Plan rests with a committee appointed by our Board of Directors consisting of members of our Compensation Committee any other members as determined by our Board of Directors. The committee has the power to determine the timing and recipients of awards, the form and amount of each award, and the terms and conditions for the grant or exercise. The committee may delegate its authority under the 2001 Plan to persons other than members of the committee other than executive officers. The exercise price per share of common stock underlying options granted under the 2001 Plan may not be less than 110% of the fair market value of the common stock if the option holder is a holder of 10% or more of our common stock, and 100% of the fair market value of the common stock in the case of any other employee. Except for options granted to our executive officers, directors, and consultants, options must become exerciseable at a rate of no less than 20% per year over five years from the date the options are granted.

In the event of any change in the capitalization of our company, by way of stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification, the committee may make appropriate adjustments for the aggregate number of shares of common stock issuable under the 2001 Plan, and appropriate provision for the protection of the outstanding options.

The 2001 Plan will remain in effect until January 2011, or will terminate earlier if all shares subject to it are distributed, or until all awards have expired or lapsed, or until otherwise terminated by our Board of Directors. Our Board of Directors may not, however, without the approval of a majority of our stockholders, amend provisions of the 2001 Plan regarding (i) the class of individuals entitled to receive incentive stock options; (ii) the number of shares of our common stock that may be issued under the 2001 Plan (except for adjustments made upon a change in our capitalization); (iii) certain modifications in the 2001 Plan relating to our executive officers. The 2001 Plan is not intended to be the exclusive means by which we may issue options to acquire our common stock. To the extent permitted by applicable law and Nasdaq requirements, we may issue options other than pursuant to the 2001 Plan with or without stockholder approval.

2002 Special Stock Option Plan

During December 2002, our Board of Directors adopted the Bidz.com, Inc. 2002 Special Stock Option Plan, or the 2002 Plan. The 2002 Plan provides for the grant of options to acquire our common stock to directors, executive officers, employees, consultants, and others providing valuable services to our company. The purpose of the 2002 Plan is to strengthen the mutuality of interests of those persons and our stockholders by providing such individuals with a proprietary interest in pursuing our long-term growth and financial success. We believe that the 2002 Plan represents an important factor in attracting, retaining, and rewarding qualified personnel.

Awards or portions of awards that terminate, expire, or are otherwise forfeited will again be available for further awards under the 2002 Plan. We have reserved for issuance 1,500,000 shares of common stock pursuant to the 2002 Plan. As of December 31, 2005, options to purchase 1,500,000 shares of common stock were outstanding, and there were no shares of common stock issued upon exercise of outstanding options or remaining available for grant.

The power to administer the 2002 Plan rests with a committee appointed by our Board of Directors consisting of members of our Compensation Committee and any other members as determined by our Board of Directors. The committee has the power to determine the timing and recipients of awards, the form and amount of each award, and the terms and conditions for the grant or exercise. The committee may delegate its authority under the 2002 Plan to persons other than members of the committee other than executive officers. The exercise price per share of common stock underlying options granted under the 2002 Plan, the vesting requirements, and the other terms of options granted under the 2002 Plan will be determined by the committee in its sole discretion, subject to approval by our Board of Directors.

In the event of any change in the capitalization of our company, by way of stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification, the committee may make appropriate adjustments for the aggregate number of shares of common stock issuable under the 2002 Plan, and appropriate provision for the protection of the outstanding options.

The 2002 Plan will remain in effect until December 2012, or will terminate earlier if all shares subject to it are distributed, or until all awards have expired or lapsed, or until otherwise terminated by our Board of Directors. The 2002 Plan is not intended to be the exclusive means by which we may issue options to acquire our common stock. To the extent permitted by applicable law, we may issue options other than pursuant to the 2002 Plan with or without stockholder approval.

2006 Stock Award Plan

During March 2006, our Board of Directors adopted, and our stockholders approved, our 2006 Stock Award Plan, or 2006 Plan.

Background and Purpose

The terms of the plan provide for grants of stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property. The purpose of the 2006 Plan is to assist us in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value.

General Terms of the 2006 Plan; Shares Available for Issuance

The 2006 Plan provides for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company. The total number of shares of our common stock that may be subject to awards under the 2006 Plan is equal to 1,000,000 shares, plus (i) the number of shares with respect to which awards previously granted under the 2001 Plan and the 2002 Plan that terminate without the issuance of the shares or where the shares are forfeited or repurchased; (ii) any shares available for grant in the share reserve of the 2001 Plan as of the date the 2006 Plan is approved by the stockholders; (iii) with respect to awards granted under the plans, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the existing plans. If any award previously granted under the 2006 Plan is forfeited, terminated, canceled, surrendered, does not vest, or expires without having been exercised in full, stock not issued under such award will again be available for grant for purposes of the 2006 Plan. If any change is made in the stock subject to the 2006 Plan, or subject to any award granted under the 2006 Plan (through consolidation, spin-off, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, or otherwise), the 2006 Plan provides that appropriate adjustments will be made as to the aggregate number and type of shares available for awards, the maximum number and type of shares that may be subject to awards to any individual, the number and type of shares covered by each outstanding award, the exercise price, grant price or purchase price relating to any award, and any other aspect of any award that the Board of Directors or Compensation Committee determines appropriate.

The 2006 Plan provides that it is not intended to be the exclusive means by which we may issue options to acquire our common stock or any other type of award. To the extent permitted by applicable law and the rules and regulations of the Nasdaq National Market, we may issue other options, warrants, or awards other than pursuant to the 2006 Plan without stockholder approval.

Limitations on Awards

In the event that a dividend or other distribution (whether in cash, shares of our common stock, or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange, or other similar corporate transaction or event affects our common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants, the plan administrator is authorized to substitute, exchange, or adjust any or all of (1) the number and kind of shares that may be delivered under the plan, (2) the per person limitations described in the preceding paragraph, and (3) all outstanding awards, including adjustments to exercise prices of options and other affected terms of awards. The plan administrator is authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations, or accounting principles.

Eligibility

The persons eligible to receive awards under the plan consist of directors, officers, employees, and independent contractors of our company and those of our affiliates. However, incentive stock options may be granted under the plan only to our employees, including officers, and those of our affiliates. An employee on leave of absence may be considered as still in our employ or in the employ of an affiliate for purposes of eligibility under the plan.

Administration

Our Board of Directors administers the plan, unless the Board delegates administration to a committee. Our Board has delegated administration of the plan to the Compensation Committee. Together, our Board of Directors and the Compensation Committee are referred to as the plan administrator. The Compensation Committee members must be "non-employee directors" as defined by Rule 16b-3 of the Securities Exchange Act, "outside directors" for purposes of Section 162(m), and independent as defined by Nasdaq or any other national securities exchange on which any of our securities may be listed for trading in the future. Subject to the terms of the plan, the plan administrator is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of our common stock to which awards will relate, specify times at which awards will be exercisable or may be settled (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the plan, and make all other determinations that may be necessary or advisable for the administration of the plan.

Stock Options and Stock Appreciation Rights

The plan administrator is authorized to grant stock options, including both incentive stock options, which we refer to as ISOs, and nonqualified stock options. In addition, the plan administrator is authorized to grant stock appreciation rights, which entitle the participant to receive the appreciation in our common stock between the grant date and the exercise date of a stock appreciation right. The plan administrator determines the exercise price per share subject to an option and the grant price of a stock appreciation right. However, the per share exercise price of an ISO and the per share grant price of a stock appreciation right must not be less than the fair market value of a share of our common stock on the grant date and the per share exercise price of an ISO must not be less than 100% of the fair market value of a share of our common stock on the grant date. The plan administrator generally will fix the maximum term of each option or stock appreciation right, the times at which each stock option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised stock options or stock appreciation rights on or following termination of employment or service, except that no stock option or stock appreciation right may have a term exceeding 10 years. Stock options may be exercised by payment of the exercise price in cash, shares that have been held for at least six months (or that the plan administrator otherwise determines will not cause us a financial accounting charge), and outstanding awards or other property having a fair market value equal to the exercise price, as the plan administrator may determine from time to time. The plan administrator determines methods of exercise and settlement and other terms of the stock appreciation rights. Stock appreciation rights under the plan may include "limited stock appreciation rights" exercisable for a stated period of time after we experience a change in control or upon the occurrence of some other event specified by the plan administrator, as discussed below.

Restricted and Deferred Stock

The plan administrator is authorized to grant restricted stock and deferred stock. Restricted stock is a grant of shares of our common stock, which may not be sold or disposed of and which may be forfeited in the event of certain terminations of employment or service, prior to the end of a restricted period specified by the plan administrator. A participant granted restricted stock generally has all of the rights of one of our stockholders, unless otherwise determined by the plan administrator. An award of deferred stock confers upon a participant the right to receive shares of our common stock at the end of a specified deferral period, and may be subject to possible forfeiture of the award in the event of certain terminations of employment prior to the end of a specified restricted period. Prior to settlement, an award of deferred stock carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

Dividend Equivalents

The plan administrator is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of our common stock, other awards, or other property equal in value to dividends paid on a specific number of shares of our common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of our common stock, awards, or otherwise as specified by the plan administrator.

Bonus Stock and Awards in Lieu of Cash Obligations

The plan administrator is authorized to grant shares of our common stock as a bonus free of restrictions for services performed for us or to grant shares of our common stock or other awards in lieu of our obligations to pay cash under the plan or other plans or compensatory arrangements, subject to such terms as the plan administrator may specify.

Other Stock-Based Awards

The plan administrator is authorized to grant awards under the plan that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of our common stock. Such awards might include convertible or exchangeable debt securities, other rights convertible or exchangeable into shares of our common stock, purchase rights for shares of our common stock, awards with value and payment contingent upon our performance or any other factors designated by the plan administrator, and awards valued by reference to the book value of shares of our common stock or the value of securities of or the performance of specified subsidiaries or business units. The plan administrator determines the terms and conditions of such awards.

Performance Awards

The right of a participant to exercise or receive a grant or settlement of an award, and the timing thereof, may be subject to such performance conditions, including subjective individual goals, as may be specified by the plan administrator. In addition, the plan authorizes specific performance awards, which represent a conditional right to receive cash, shares of our common stock, or other awards upon achievement of certain pre-established performance goals and subjective individual goals during a specified fiscal year. Performance awards granted to persons whom the plan administrator expects will, for the year in which a deduction arises, be "covered employees" (as defined below) will, if and to the extent intended by the plan administrator, be subject to provisions that should qualify such awards as "performance based" compensation not subject to the limitation on tax deductibility by us under Section 162(m) of the Internal Revenue Code, or the Code. For purposes of Section 162(m), the term "covered employee" means our Chief Executive Officer and our four most highly compensated officers as of the end of a taxable year as disclosed in our filings with the SEC. If and to the extent required under Section 162(m), any power or authority relating to a performance award intended to qualify under Section 162(m) is to be exercised by the Compensation Committee, it will not be exercised by our Board of Directors.

Subject to the requirements of the plan, the plan administrator will determine performance award terms, including the required levels of performance with respect to specified business criteria, the corresponding amounts payable upon achievement of such levels of performance, termination and forfeiture provisions, and the form of settlement. One or more of the following business criteria based on our financial statements, or those of our affiliates, or those of our business units or affiliates (except with respect to the total stockholder return and earnings per share criteria), will be used by the plan administrator in establishing performance goals for such performance awards (including for awards designed to comply with the performance-based compensation exception to Section 162(m)): (i) total stockholder return, (ii) total stockholder return compared to total return (on a comparable basis) of a publicly available index; (iii) net income; (iv) pretax earnings; (v) earnings before interest expense, taxes, depreciation, and amortization; (vi) pretax operating earnings after interest expense but before bonuses and extraordinary or special items; (vii) operating margin; (viii) earnings per share; (ix) return on equity; (x) return on capital; (xi) return on investment; (xii) operating earnings; (xiii) cash flow from operations; and (xiv) ratio of debt to stockholders' equity. In granting performance awards, the plan administrator may establish unfunded award "pools," the amounts of which will be based upon the achievement of a performance goal or goals based on one or more of the business criteria described in the plan. During the first 90 days of a performance period, the plan administrator will determine who will potentially receive performance awards for that performance period, either out of the pool or otherwise.

After the end of each performance period, the plan administrator (which will be the Compensation Committee for awards intended to qualify as performance-based for purposes of Section 162(m)) will determine (a) the amount of any pools and the maximum amount of potential performance awards payable to each participant in the pools and (b) the amount of any other potential performance awards payable to participants in the plan. The plan administrator may, in its discretion, determine that the amount payable as a performance award will be reduced from the amount of any potential award.

Other Terms of Awards

Awards may be settled in the form of cash, shares of our common stock, other awards, or other property in the discretion of the plan administrator. Awards under the plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The plan administrator may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the plan administrator may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains, and losses based on deemed investment of deferred amounts in specified investment vehicles. The plan administrator is authorized to place cash, shares of our common stock, or other property in trusts or make other arrangements to provide for payment of our obligations under the plan. The plan administrator may condition any payment relating to an award on the withholding of taxes and may provide that a portion of any shares of our common stock or other property to be distributed will be withheld (or previously acquired shares of our common stock or other property be surrendered by the participant) to satisfy withholding and other tax obligations. Awards granted under the plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution or to a designated beneficiary upon the participant's death, except that the plan administrator may, in its discretion, permit transfers of nonqualified stock options for estate planning or other purposes subject to any applicable restrictions under Rule 16b-3 under the Securities Exchange Act of 1934.

The plan administrator may grant awards in exchange for other awards under the plan or under other of our compensation plans, or other rights to payment from us, and may grant awards in addition to or in tandem with such other awards or rights. In addition, the plan administrator may cancel awards granted under the plan in exchange for a payment of cash or other property. The terms of any exchange of or purchase of an award will be determined by the plan administrator in its sole discretion.

Acceleration of Vesting; Change in Control

The plan administrator may, in its discretion, accelerate the vesting, exercisability, lapsing of restrictions, or expiration of deferral of any award, including if we undergo a "change in control," as defined in the plan. In addition, the plan administrator may provide in an award agreement or employment agreement that the performance goals relating to any performance-based award will be deemed to have been met upon the occurrence of any "change in control." The plan administrator may, in its discretion and without the consent of the participant, either (i) accelerate the vesting of all awards in full or as to some percentage of the award to a date prior to the effective date of the "change in control;" or (ii) provide for a cash payment in exchange for the termination of an award or any portion of an award where such cash payment is equal to the fair market value of the shares that the participant would receive if the award were fully vested and exercised as of such date, less any applicable exercise price. The plan administrator will determine whether each award is assumed, continued, substituted, or terminated. In connection with a "change in control," we may assign to the acquiring or successor company any repurchase rights associated with any awards, and the plan administrator may provide that any repurchase rights held by us associated with such awards will lapse in whole or in part contingent upon the "change in control."

In the event of a "corporate transaction" (as defined in the plan), the acquiror may assume or substitute for each outstanding stock award. If the acquiror does not assume or substitute for an outstanding stock option, such stock option will terminate immediately prior to the close of such corporate transaction to the extent the option is not exercised.

Amendment and Termination

Our Board of Directors may amend, alter, suspend, discontinue, or terminate the plan or the plan administrator's authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of our common stock are then listed or quoted. Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although our Board of Directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by our Board of Directors, the plan will terminate on the earlier of (i) 10 years after its adoption by our Board of Directors or (ii) such time as no shares of our common stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan. Amendments to the plan or any award require the consent of the affected participant if the amendment has a material adverse effect on the participant.

Federal Income Tax Consequences of Awards

The information set forth below is a summary only and does not purport to be complete. In addition, the information is based upon current federal income tax rules, and therefore is subject to change when those rules change. Moreover, because the tax consequences to any recipient may depend on his particular situation, each recipient should consult the recipient's tax adviser regarding the federal, state, local, and other tax consequences of the grant or exercise of an award or the disposition of stock acquired as a result of an award. The plan is not qualified under the provisions of Section 401(a) of the Code and is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974.

Nonqualified Stock Options

Generally, there is no taxation upon the grant of a nonqualified stock option. On exercise, an optionee will recognize ordinary income equal to the excess, if any, of the fair market value on the date of exercise of the stock over the exercise price. If the optionee is our employee or an employee of an affiliate, that income will be subject to withholding tax. The optionee's tax basis in those shares will be equal to their fair market value on the date of exercise of the option, and the optionee's capital gain holding period for those shares will begin on that date.

Subject to the requirement of reasonableness, the provisions of Section 162(m), and the satisfaction of a tax reporting obligation, we will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the optionee.

Incentive Stock Options

The plan provides for the grant of stock options that qualify as "incentive stock options," which we refer to as ISOs, as defined in Section 422 of the Code. Under the Code, an optionee generally is not subject to ordinary income tax upon the grant or exercise of an ISO. In addition, if the optionee holds a share received on exercise of an ISO for at least two years from the date the option was granted and at least one year from the date the option was exercised, which we refer to as the Required Holding Period, the difference, if any, between the amount realized on a sale or other taxable disposition of that share and the holder's tax basis in that share will be long-term capital gain or loss.

If, however, an optionee disposes of a share acquired on exercise of an ISO before the end of the Required Holding Period, which we refer to as a Disqualifying Disposition, the optionee generally will recognize ordinary income in the year of the Disqualifying Disposition equal to the excess, if any, of the fair market value of the share on the date the ISO was exercised over the exercise price. However, if the sales proceeds are less than the fair market value of the share on the date of exercise of the option, the amount of ordinary income recognized by the optionee will not exceed the gain, if any, realized on the sale. If the amount realized on a Disqualifying Disposition exceeds the fair market value of the share on the date of exercise of the option, that excess will be short-term or long-term capital gain, depending on whether the holding period for the share exceeds one year.

For purposes of the alternative minimum tax, the amount by which the fair market value of a share of stock acquired on exercise of an ISO exceeds the exercise price of that option generally will be an adjustment included in the optionee's alternative minimum taxable income for the year in which the option is exercised. If, however, there is a Disqualifying Disposition of the share in the year in which the option is exercised, there will be no adjustment for alternative minimum tax purposes with respect to that share. If there is a Disqualifying Disposition in a later year, no income with respect to the Disqualifying Disposition will be included in the optionee's alternative minimum taxable income for that year. In computing alternative minimum taxable income, the tax basis of a share acquired on exercise of an ISO is increased by the amount of the adjustment taken into account with respect to that share for alternative minimum tax purposes in the year the option is exercised.

We are not allowed an income tax deduction with respect to the grant or exercise of an ISO or the disposition of a share acquired on exercise of an ISO after the Required Holding Period. However, if there is a Disqualifying Disposition of a share, we are allowed a deduction in an amount equal to the ordinary income includible in income by the optionee, provided that amount constitutes an ordinary and necessary business expense for us and is reasonable in amount, and either the employee includes that amount in income or we timely satisfy our reporting requirements with respect to that amount.

Stock Awards

Generally, the recipient of a stock award will recognize ordinary compensation income at the time the stock is received equal to the excess, if any, of the fair market value of the stock received over any amount paid by the recipient in exchange for the stock. If, however, the stock is not vested when it is received (for example, if the employee is required to work for a period of time in order to have the right to sell the stock), the recipient generally will not recognize income until the stock becomes vested, at which time the recipient will recognize ordinary compensation income equal to the excess, if any, of the fair market value of the stock on the date it becomes vested over any amount paid by the recipient in exchange for the stock. A recipient may, however, file an election with the Internal Revenue Service, within 30 days of his or her receipt of the stock award, to recognize ordinary compensation income, as of the date the recipient receives the award, equal to the excess, if any, of the fair market value of the stock on the date the award is granted over any amount paid by the recipient in exchange for the stock.

The recipient's basis for the determination of gain or loss upon the subsequent disposition of shares acquired as stock awards will be the amount paid for such shares plus any ordinary income recognized either when the stock is received or when the stock becomes vested.

Subject to the requirement of reasonableness, the provisions of Section 162(m), and the satisfaction of a tax reporting obligation, we will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the recipient of the stock award.

Stock Appreciation Rights

We may grant stock appreciation rights separate from any other award, which we refer to as stand-alone stock appreciation rights, or in tandem with options, which we refer to as tandem stock appreciation rights, under the plan.

With respect to stand-alone stock appreciation rights, if the recipient receives the appreciation inherent in the stock appreciation rights in cash, the cash will be taxable as ordinary compensation income to the recipient at the time that the cash is received. If the recipient receives the appreciation inherent in the stock appreciation rights in shares of stock, the recipient will recognize ordinary compensation income equal to the excess of the fair market value of the stock on the day it is received over any amounts paid by the recipient for the stock.

With respect to tandem stock appreciation rights, if the recipient elects to surrender the underlying option in exchange for cash or shares of stock equal to the appreciation inherent in the underlying option, the tax consequences to the recipient will be the same as discussed above relating to the stand-alone stock appreciation rights. If the recipient elects to exercise the underlying option, the recipient will be taxed at the time of exercise as if he or she had exercised a nonqualified stock option (discussed above).

Subject to the requirement of reasonableness, the provisions of Section 162(m), and the satisfaction of a tax reporting obligation, we will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the recipient of the stock appreciation right.

Dividend Equivalents

Generally, the recipient of a dividend equivalent award will recognize ordinary compensation income at the time the dividend equivalent award is received equal to the fair market value dividend equivalent award received. Subject to the requirement of reasonableness, the provisions of Section 162(m), and the satisfaction of a tax reporting obligation, we will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the recipient of the dividend equivalent.

Section 162 Limitations

Section 162(m) denies a deduction to any publicly held corporation for compensation paid to certain "covered employees" in a taxable year to the extent that compensation to such covered employee exceeds $1 million. It is possible that compensation attributable to stock awards, when combined with all other types of compensation received by a covered employee from us, may cause this limitation to be exceeded in any particular year. For purposes of Section 162(m), the term "covered employee" means our Chief Executive Officer and our four highest compensated officers as of the end of a taxable year as disclosed in our filings with the SEC.

Certain kinds of compensation, including qualified "performance-based" compensation, are disregarded for purposes of the Section 162(m) deduction limitation. In accordance with Treasury regulations issued under Section 162(m), compensation attributable to certain stock awards will qualify as performance-based compensation if the award is granted by a committee of the Board of Directors consisting solely of "outside directors" and the stock award is granted (or exercisable) only upon the achievement (as certified in writing by the committee) of an objective performance goal established in writing by the committee while the outcome is substantially uncertain, and the material terms of the plan under which the award is granted is approved by stockholders. A stock option or stock appreciation right may be considered "performance-based" compensation as described in the previous sentence or by meeting the following requirements: the incentive compensation plan contains a per-employee limitation on the number of shares for which stock options and stock appreciation rights may be granted during a specified period, the material terms of the plan are approved by the stockholders, and the exercise price of the option or right is no less than the fair market value of the stock on the date of grant.

The regulations under Section 162(m) require that the directors who serve as members of the committee must be "outside directors." The plan provides that directors serving on the committee must be "outside directors" within the meaning of Section 162(m). This limitation would exclude from the committee directors who are (i) our current employees or those of one of our affiliates, (ii) our former employees or those of one of our affiliates who receive compensation for past services (other than benefits under a tax-qualified pension plan), (iii) our current and former officers or those of one of our affiliates, (iv) directors currently receiving direct or indirect remuneration from us or one of our affiliates in any capacity other than as a director, and (v) any other person who is not otherwise considered an "outside director" for purposes of Section 162(m). The definition of an "outside director" under Section 162(m) is generally narrower than the definition of a "non-employee director" under Rule 16b-3 of the Exchange Act.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock on March 15, 2006 by the following:

•                  each of our directors and executive officers;

•                  all of our directors and executive officers as a group; and

•                  each person known by us to own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2005 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based upon 23,312,500 shares of common stock outstanding as of March 15, 2006.

Except as otherwise indicated and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent Beneficially Owned
Directors and Executive Officers:
David Zinberg	9,772,343	(2)	33.1%
Lawrence Y. Kong	800,000	(3)	3.4
Claudia Y. Liu	800,000	(4)	3.4
Peter G. Hanelt	—	(5)	—
Garry Y. Itkin	680,000	(6)	2.9
Man Jit Singh	—	(5)	—
Directors and executive officers as a group (six persons)	11,252,343		37.6

5% Stockholders:
Marina Zinberg	7,707,657	(7)	33.1
Saied Aframian	1,200,000	(8)	5.2

(1) Except as otherwise indicated, each person may be reached at our company’s address at Bidz.com, Inc., 3562 Eastham Drive, Culver City, California 90232.

(2) Includes 6,230,000 shares issuable upon exercise of vested stock options.

(3) Includes 350,000 shares issuable upon exercise of vested stock options and 200,000 shares issuable upon exercise of vested stock options held by Claudia Y. Liu, Mr. Kong’s spouse.

(4) Includes 200,000 shares issuable upon exercise of vested stock options, 250,000 shares held by Lawrence Y. Kong, Ms. Liu’s spouse, and 350,000 shares issuable upon exercise of vested stock options held by Mr. Kong.

(5) Our Board of Directors intends to grant to each of Messrs. Hanelt and Singh options to purchase 20,000 shares of our common stock upon the effective date of this offering.

(6) Includes 20,000 shares issuable upon exercise of vested stock options.

(7) Marina Zinberg is the sister of David Zinberg.

(8) Includes 100,000 shares held by Saied Aframian’s wife. Mr. Aframian is an owner of LA Jewelers Inc., one of our principal suppliers. The address for Mr. Aframian is c/o LA Jewelers Inc., 640 S. Hill St. Suite #354, Los Angeles, California 90014.

ITEM 13.  Certain Relationships and Related Transactions

Relationship with LA Jewelers

LA Jewelers, Inc. was one of the first suppliers to extend us a line of credit to purchase our inventory in 2001. LA Jewelers has extended credit to us of approximately $4.9 million as of December 31, 2005. In 2005 and 2004, LA Jewelers supplied approximately 37.1% and 33.8%, respectively, of the merchandise purchased by us. One of the owners of LA Jewelers, Saied Aframian, beneficially owns 1,200,000 shares of our common stock.

Transactions with Mr. Zinberg

During September 2005, Mr. Zinberg, our President and Chief Executive Officer, purchased an automobile from us for approximately $57,000, which represented the fair market value of the automobile.

During 2004, we advanced to Mr. Zinberg an aggregate of approximately $173,000, which has since been repaid. We do not have any outstanding loans to any of our directors or executive officers.

Transactions with Mr. Mordovskoi

Yuri Mordovskoi, our Vice President of Technology, is a major stockholder in Technolect, Inc., a technology consulting firm. During the year ended December 31, 2005, we paid to Technolect $150,000 in consideration for technology consulting services provided to us by Technolect. We own 10% of the common stock of Technolect. As of December 31, 2005, we have made no investments in Technolect.

Between 2002 and 2004, we paid Huntingford Investment Ltd. an aggregate of $250,000 in consideration for auction software developed by that company. The $250,000 consideration was comprised of 25,000 shares of our common stock valued at $5.00 per share and $125,000 cash. Mr. Mordovskoi served as a consultant to Huntingford in connection with that project and ultimately received from Huntingford 12,500 shares of our common stock issued to Huntingford.

We believe that these transactions were on terms no less favorable to us than could have been obtained from unrelated third parties.

Family Relationships

Claudia Y. Liu, our Vice President of Operations, is the wife of Lawrence Y. Kong, our Chief Financial Officer. During 2005, we paid Ms. Liu a base salary of $100,000 and a bonus of $1,000. During 2005, we also grated to Ms. Liu options to purchase 25,000 shares of our common stock at an exercise price of $6.00 per share, which was equal to the fair market value of our common stock on the date of grant. Ms. Liu is not in a reporting position to Mr. Kong, and compensation decisions relating to Ms. Liu are performed in the same manner as our other employees without input from Mr. Kong.

Marina Zinberg, who is a Vice President and beneficially owns 33.1% of our outstanding shares of common stock, is the sister of David Zinberg, our Chairman of the Board, President, and Chief Executive Officer. During 2005, we paid Marina Zinberg a salary of $78,000. Ms. Zinberg, who was formerly our corporate secretary and treasurer, reports to Mr. Zinberg. Compensation decisions relating to Ms. Zinberg are performed in the same manner as our other employees without input from Mr. Zinberg.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees for professional services rendered by our auditors, Stonefield Josephson, Inc. for fiscal year ended December 31, 2005 was $225,884 for the audit of our annual financial statements contained in this Form 10-K and for the review of our financial statements included in our Form 10-Q for the period ended June 30, 2005 and September 30, 2005.  We were not required to file a Form 10-Q for the period ended March 31, 2005, as we were at that time not subject to the reporting requirements of the Exchange Act.

Audit-Related Fees

No fees were billed during the fiscal year ended December 31, 2005 for assurance and related services by Stonefield Josephson, Inc.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2005 for tax compliance, tax advice and tax planning by Stonefield Josephson, Inc. were $11,020.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.  Financial Statements:

Report of independent registered public accounting firm

Board of Directors

Bidz.com, Inc.

Culver City, California

We have audited the accompanying balance sheets of Bidz.com, Inc. as of December 31, 2004 and 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. Our audits also include the financial statement schedule listed at the index in Schedule II as of and for the years ended December 31, 2004 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidz.com, Inc. as of December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2004 and 2005.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

February 22, 2006

Bidz.com, Inc.

Balance sheets

	December 31,
(in thousands, except share and per share data)	2004	2005

Assets
Current assets:
Cash	$5	$7
Accounts receivable	561	886
Inventories, net of reserves of $309 and $331 at December 31, 2004 and 2005, respectively	10,733	15,921
Other current assets	107	158
Total current assets	11,406	16,972
Property and equipment, net	344	384
Intangible asset	150	150
Deposits	590	240
Total assets	$12,490	$17,746

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Bank overdraft (includes related party amounts of $3,272 and $2,184 at December 31, 2004 and 2005, respectively)	$6,503	$5,315
Accounts payable (includes related party amounts of $1,555 and $2,712 at December 31, 2004 and 2005, respectively)	4,903	7,297
Accrued expenses	1,105	1,774
Deferred revenue	1,059	1,577
Total current liabilities	13,570	15,963

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Common Stock; no par value; authorized 50,000,000 shares; issued and outstanding 11,922,500 and 23,312,500 shares at December 31, 2004 and 2005, respectively	28,388	28,830
Class B Common Stock; no par value; authorized 25,000,000 shares; issued and outstanding 15,534,689 and 0 shares at December 31, 2004 and 2005, respectively	426	—
Deferred stock-based compensation	(300)	(100)
Accumulated deficit	(29,594)	(26,947)
Total stockholders’ equity (deficit)	(1,080)	1,783

	$12,490	$17,746

Bidz.com, Inc.

Statements of operations

	Years ended December 31,
(in thousands, except share and per share data)	2003	2004	2005
Net revenue:
Merchandise sales	$46,907	$64,738	$90,309
Commissions	539	549	264
Advertising	219	37	6
	47,665	65,324	90, 579
Cost of revenue	42,188	53,072	71,257
Gross profit	5,477	12,252	19,322
Operating expenses:
General and administrative	9,259	8,800	10,938
Sales and marketing	1,960	2,542	5,078
Rescission and pre-IPO costs	—	—	442
Depreciation and amortization	61	139	157
Total operating expenses	11,280	11,481	16,615
Income (loss) from operations	(5,803)	771	2,707
Other income – interest income	—	—	22
Other expense – interest (expense)	(27)	—	—
Income (loss) before income tax expense	(5,830)	771	2,729
Income tax expense	—	—	82
Net income (loss)	$(5,830)	$771	$2,647
Net income (loss) per share available to common stockholders – basic	$(0.21)	$0.03	$0.11
Net income (loss) per share available to common stockholders – diluted	$(0.21)	$0.03	$0.11
Weighted average number of shares outstanding – basic	27,283,233	27,466,302	24,337,159
Weighted average number of shares outstanding – diluted	27,283,233	28,014,361	24,858,535

Bidz.com, Inc.

Statements of changes in stockholders’ equity (deficit)

	Common Stock		Class B Common Stock		Deferred Stock-based	Accumulated	Total Stockholders’
(in thousands)	Shares	Amount	Shares	Amount	Compensation	Deficit	Equity (Deficit)
Balance at December 31, 2002	11,177	$24,578	15,535	$426	$(1,400)	$(24,535)	$(931)
Proceeds received from sale of common stock	753	2,992	—	—	—	—	2,992
Issuance of common stock for service	19	105	—	—	—	—	105
Intrinsic value of stock options granted to employees	—	716	—	—	—	—	716
Fair value of options granted to non-employee consultants	—	4	—	—	—	—	4
Retirements of common stock	(9)	(41)	—	—	—	—	(41)
Amortization of deferred stock-based compensation	—	—	—	—	900	—	900
Net loss	—	—	—	—	—	(5,830)	(5,830)
Balance at December 31, 2003	11,940	$28,354	15,535	$426	$(500)	$(30,365)	$(2,085)
Issuance of common stock for asset purchases	25	125	—	—	—	—	125
Issuance of common stock in lieu of refund for merchandise return	3	15	—	—	—	—	15
Issuance of common stock for service	1	5	—	—	—	—	5
Fair value of options granted to non-employee consultants	—	27	—	—	—	—	27
Retirements of common stock	(47)	(138)	—	—	—	—	(138)
Amortization of deferred stock-based compensation	—	—	—	—	200	—	200
Net income	—	—	—	—	—	771	771
Balance at December 31, 2004	11,922	$28,388	15,535	$426	$(300)	$(29,594)	$(1,080)
Conversion of Class B common stock to common stock	15,535	426	(15,535)	(426)	—	—	—
Cancellation of common stock	(4,145)
Fair value of options granted to non-employee consultants	—	16	—	—	—	—	16
Amortization of deferred stock-based compensation	—	—	—	—	200	—	200
Net income	—	—	—	—	—	2,647	2,647
Balance at December 31, 2005	23,312	$28,830	0	$—	$(100)	$(26,947)	$1,783

Bidz.com, Inc.

Statements of cash flows

	Years ended December 31,
(in thousands)	2003	2004	2005
Cash flows provided by (used for) operating activities:
Net income (loss)	$(5,830)	$771	$2,647
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	61	139	157
Change in inventory reserve	(164)	(198)	22
Amortization of deferred stock-based compensation	900	200	200
Stock-based compensation	825	32	16
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	214	7	(325)
Inventories	3,122	(4,944)	(5,210)
Other current assets	(35)	(54)	(51)
Deposits	(390)	—	350
Increase (decrease) in liabilities:
Accounts payable	217	2,457	2,394
Accrued expenses	271	(731)	669
Deferred revenue	(963)	184	518
Net cash provided by (used for) operating activities	(1,772)	(2,137)	1,387
Cash flows (used for) investing activities:
Capital expenditures, net	(232)	(35)	(197)
Cash flows provided by (used for) financing activities:
Increase (decrease) in bank overdraft	(937)	2,305	(1,188)
Proceeds from issuance of common stock, net	2,992	—	—
Payments for retirement of common stock	(41)	(138)	—
Advance on short-term loan, shareholder	—	(173)	—
Payments from short-term loan, shareholder	—	173	—
Net cash provided (used for) by financing activities	2,014	2,167	(1,188)
Net increase (decrease) in cash	10	(5)	2
Cash, beginning of year	—	10	5
Cash, end of year	$10	$5	$7
Supplemental disclosure of cash flow information:
Interest paid	$27	$—	$—
Income tax expense paid	$—	$—	$91
Supplemental disclosure of non-cash investing and financing activities:
Disposal of property and equipment	$—	$—	$57
Stock issued for asset purchased	$—	$125	$—

Bidz.com, Inc.

Notes to financial statements

(in thousands, except share and per share amounts)

(1)           Summary of Significant Accounting Policies:

Business and Organization:

We were formed in November 1998 as a California corporation with our principal location of business in Los Angeles, California. We operate a website located at www.bidz.com for the purpose of selling merchandise, utilizing our unique online sales auction platform.

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia in recent years. Revenue generated from the United States accounted for approximately 87%, 83%, and 81% of net revenue for the years ended December 31, 2003, 2004, and 2005, respectively.

As noted in our financial statements and the related notes for the years ended December 31, 2002, 2003 and 2004, the report of our independent registered public accounting firm stated that our history of significant operating losses, working capital deficit, lack of additional financing, and negative cash flows from operations raised substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2005, we reported net income of $2.6 million and net cash provided by operating activities of $1.4 million. This compares to net income of $771,000 and net cash used by operations of $2.1 million in the year ended December 31, 2004. As of December 31, 2005, we had current assets of $17.0 million and current liabilities of $16.0 million or working capital of $1.0 million. Available cash was $2.6 million before post-dated checks and was $7,000 net of post-dated checks. Our operations and cash flows have improved significantly since fiscal 2004.

Use of Estimates:

Preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates include certain reserves for inventories, valuation allowance for deferred taxes, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

The carrying amount of our cash, accounts receivable, accounts payable, deferred revenue and accrued expenses approximates their estimated fair values as a result of the short-term maturities of those financial instruments.

Cash and Cash Equivalents:

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less that do not secure any corporate obligations. We had no cash equivalents at December 31, 2004 or 2005.

Our credit card processor maintains a security interest in substantially all our bank accounts.

Accounts Receivable:

Accounts receivable consist of amounts due from customers and from credit cards and other electronic payment methods billed but not yet received at period end. We had no allowance for doubtful accounts at December 31, 2004 or 2005.

Return and Allowance Reserve

We estimate potential future product returns related to current period revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. If actual returns are greater than our estimates, we will record additional returns and allowances in addition to our estimates, which will result in lower net revenue recorded during that period. All reserves for returns and chargebacks are included in accrued liabilities.

Concentration of Credit Risk:

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and receivables. We derive our accounts receivable primarily from revenue earned from customers located in the United States. We maintain an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. We record an allowance if one is necessary. No customer accounted for more than 10% of revenue or receivables during 2003, 2004, or 2005.

We had a concentration of reliance on two merchandise suppliers during 2003, 2004, and 2005. In addition, as more fully described in Note 11, we rely on 60-day payment terms from most of our vendors to finance our working capital needs.

Inventories:

Inventories consist of merchandise purchased for resale and are stated at the lower of first-in, first-out cost (FIFO) or market. We record reserves against our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We record reserves of 50% of the value of inventory held for more than six months and 100% of the value of inventory held for more than one year. If actual market conditions are less favorable than those projected by us, specific reserves or additional inventory write-downs may be required.

Property and Equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Years
Computer software	3
Computer hardware	3
Furniture and equipment	5

Intangible Asset:

Our intangible asset consists of the cost to acquire our domain name, which was $150,000 as of December 31, 2004 and 2005. Our domain name has an indefinite life and therefore is not subject to amortization. We perform an annual evaluation for impairment on this intangible asset. No impairment existed at December 31, 2004 or 2005.

Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. SFAS No. 144 applies to assets subject to amortization. We review property, equipment, and other long-lived assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We measure recoverability by comparing the assets’ carrying amount with future undiscounted net cash flows the assets are expected to generate. We base cash flow forecasts on trends of historical performance and our estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable.

Revenue Recognition:

We derive our revenue from five sources: merchandise sales, commission revenue, advertising revenue, shipping revenue, and auction transaction fee revenue. In accordance with SAB 104, we recognize revenue from all five sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

We recognize merchandise sales upon shipments made to individual consumers and businesses that are fulfilled from our warehouse. We generally require online payment by credit card or other electronic payment methods at the point of sale. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns, chargebacks from customers, and other discounts redeemed to obtain such sales.

We report shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As such, in the Statement of Earnings all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping and handling costs are included in “Cost of revenue.”

We derive commission revenue from sales of Certified Merchant merchandise that is owned by third parties and recognize that revenue when services have been rendered. For commission revenue, we recognize as revenue only the commission portion of the price our customers pay for the purchased products because we are acting as an agent in such transactions. Commissions are also reduced by the impact of returns and other discounts redeemed to obtain such sales.

We recognize advertising revenue, which consists primarily of pop-unders, when the services are rendered and the advertising revenue is known and collectible.

Outbound shipping charges to customers are included in merchandise sales and amounted to $7.6 million, $6.3 million and $9.4 million in 2003, 2004, and 2005, respectively.

Auction transaction fee revenue is included in merchandise sales and amounted to $0, $0, and $638,000 in 2003, 2004, and 2005, respectively. On November 1, 2005 we began charging a 3% auction transaction fee on all merchandise sales.

Cost of Revenue:

Cost of revenue includes product costs, inbound and outbound shipping charges, packaging supplies, product repair costs, and credit card fees, and is recorded in the same period in which related revenue have been recorded.

Outbound shipping costs on merchandise sales totaled $3.6 million, $3.8 million, and $5.0 million in 2003, 2004, and 2005, respectively.

Deferred Revenue:

Deferred revenue represents cash received and credit card receivables for products that have not yet been shipped.

Income Tax Expense:

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets, including tax loss and credit carryforwards and liabilities, using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset depends on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation:

We measure compensation expense to employees for our stock option incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We provide pro forma disclosures of net loss as if the fair value based method prescribed by the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” has been applied.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends, SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on our financial position or results of operations as we have not elected to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS No. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure requirements in the first quarter of 2003.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data).

	2003	2004	2005
Net income (loss), as reported	$(5,830)	$771	$2,647
Add: Stock-based employee compensation expense under APB 25, intrinsic value method, net of related tax effects	716	—	—
Deduct: Total stock-based employee compensation expense determined under SFAS 123, fair value based method, net of relaxed tax effects	(1,010)	(8,789)	(785)
Pro forma net income (loss)	$(6,124)	$(8,018)	$1,862

	2003	2004	2005
Net Income (loss) per share
Basic – as reported	$(0.21)	$0.03	$0.11
Basic – pro forma	$(0.22)	$(0.29)	$0.07
Diluted – as reported	$(0.21)	$0.03	$0.11
Diluted – pro forma	$(0.22)	$(0.29)	$0.07

The fair value for these options under SFAS 123, fair value based method, was estimated on the date of grant using a Black-Scholes option pricing model with the assumptions discussed in Note 8.

Internal Use Software:

Pursuant to SOP 98-1, we expense all costs incurred for the development of internal use software that relate to the planning and post-implementation phases of the development and certain maintenance and enhancement costs. We capitalize and amortize direct costs incurred in the application development phase over the software’s estimated useful life of three years. The capitalized software costs of $250,000 was incurred from 2002 to 2004, and have been amortized since placed in use. At December 31, 2004 and 2005, the net unamortized balance included in Property and Equipment is $174,000 and $90,000, respectively. We expense research and development costs and other computer software maintenance costs related to software development as incurred.

Basic and Diluted Income (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” we compute the basic income (loss) per common share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. We compute diluted loss per common share similarly to basic income (loss) per common share, except that we increase the denominator to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003, 2004, and 2005, we had 1,655,000 shares, 7,728,500 shares, and 8,342,000 shares, respectively, of common stock equivalents upon the exercise of the employee options and non-employee stock options. These common stock equivalents consisted of 1,077,500 employee stock options and 577,000 non-employee stock options as of December 31, 2003; 7,126,500 employee stock options and 602,000 non-employee stock options as of December 31, 2004; and 7,715,000 employee stock options and 627,000 non-employee stock options as of December 31, 2005. We excluded the stock equivalents from the computation of diluted earnings per share as their effect was anti-dilutive for year ended December 31, 2003. As of December 31, 2004, dilutive common stock equivalents totaled 548,059, consisting of 331,934 employee stock options and 216,125 non-employee stock options. As of December 31, 2005, dilutive common stock equivalents totaled 521,376, consisting of 305,251 employee stock options and 216,125 non-employee stock options.

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method for the year ended December 31, 2005. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	2003	2004	2005
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(5,830)	$771	$2,647
Denominator:
Weighted average shares of common stock outstanding	27,283,233	27,466,302	24,337,159
Effect of dilutive securities	—	548,059	521,376

Denominator for diluted calculation	27,283,233	28,014,361	24,858,535
Net income (loss) per share, basic	$(0.21)	$0.03	$0.11
Net income (loss) per share, diluted	$(0.21)	$0.03	$0.11

Advertising Expense:

We recognize advertising expenses in accordance with SOP 93-7, “Reporting on Advertising Costs.” As such, we expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used. We recognize Internet advertising expenses based on the terms of the individual agreements, which are generally (1) during the period customers are acquired; (2) based on the number of clicks generated during a given period over the term of the contract; or (3) based on the number of e-mails sent during an e-mail distribution campaign. Advertising expenses totaled $2.0 million, $2.5 million, and $5.1 million during the years ended December 31, 2003, 2004, and 2005, respectively.

Reclassification:

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued in the first quarter reporting period commencing after December 15, 2005. Therefore, we will adopt the provisions of SFAS 123R in our first quarter of 2006. The stock-based compensation we will recognize after the adoption of SFAS 123R will be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions we decide to use in order to estimate the fair values of options.

We are currently evaluating which pricing model we will use to estimate the value of our options and which transition method we will use to implement SFAS 123R. We have not yet determined the impact that the adoption of SFAS No. 123R will have on our results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share Based Payment,” which expresses the SEC’s views on the interaction between SFAS No. 123R and certain SEC rules and regulations. We are currently assessing the guidance in SAB 107 as part of our evaluation of the adoption of SFAS No. 123R.

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirement for accounting for and reporting a change in accounting principles. This Statement requires retroactive application to financial statements of prior periods for changes in accounting principles. This Statement is effective January 1, 2006. This standard has no impact on our financial statements.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations, or cash flows.

(2)           Inventories:

Inventories consist of the following:

(in thousands):	2004	2005
Product inventories	$11,042	$16,252
Less: allowance for obsolescence	(309)	(331)
	$10,733	$15,921

(3)           Property and Equipment:

Property and equipment consists of the following:

(in thousands):	2004	2005
Computer hardware and software	$76	$231
Furniture and equipment	224	262
Internal developed software	250	250
	550	743
Less: accumulated depreciation and amortization	206	359
	$344	$384

Depreciation and amortization expense of property and equipment totaled $61,000, $139,000, and $157,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

(4)           Accounts Payable and Bank Overdraft:

We issued a number of post-dated checks to our vendors for merchandise purchased. We had outstanding post-dated checks in the amounts of $6.6 million and $7.9 million, which we reduced from the cash balance and accounts payable as of December 31, 2004 and 2005, respectively.

(5)           Accrued Expenses:

Accrued expenses consist of the following:

(in thousands):	2004	2005
Merchandise purchases	$—	$489
Accrued payroll and other related costs	333	387
Accrued net sales returns	—	123
Other accrued expenses	572	415
Accrued marketing expenses	200	360
	$1,105	$1,774

(6)           Commitments:

The following table presents our contractual obligations at December 31, 2005, over the next five years and thereafter.

(in thousands) Payments by Period	Total Amount	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Property lease	$3,306	$847	$1,769	$690	$—

We lease a 50,220 square-foot office and warehouse space in Culver City, California. The lease expires in October 2009. We are obligated to pay real estate taxes, insurance, and maintenance expenses. We expect that, in the normal course of business, the lease will be renewed or replaced by leases on other properties upon termination. Thus, we anticipate that future minimum lease commitments will likely be more than the amounts shown for 2005. Rental expenses for operating leases totaled $624,000, $837,000, and $885,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

(7)           Stockholders’ Equity (Deficit):

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to designate and issue up to 4,000,000 shares of preferred stock, no par value. The holders of preferred stock will have such rights, preferences, and privileges as may be determined by our Board of Directors prior to the issuance of such shares. As of December 31, 2004 and 2005, we had not designated or issued any shares of preferred stock.

Common Stock

At December 31, 2004 and 2005, our authorized shares consisted of 50,000,000 shares of common stock and 25,000,000 shares of Class B common stock. Both classes of common stock have no par value. Each share of common stock and Class B common stock has the right to one vote. The holders of common stock are entitled to receive dividends out of legally available funds when, as, and if declared by our Board of Directors. Receipt of dividends is subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. The holders of Class B common stock holders are not entitled to receive any dividends. The holders of Class B common stock, at their option, have the right to convert their shares to common stock. In the event that we liquidate, dissolve, or wind up, the holders of Class B common stock then outstanding will be entitled to share ratably in any distribution of assets according to their pro rata percentage of the total number of shares of common stock and Class B common stock outstanding on the date of the distribution. No dividends have been declared or paid on our common stock through December 31, 2005. The holders of the Class B common stock converted their shares to common stock during 2005.

We acquired assets by issuing 25,000 shares of our common stock valued at $125,000 for the year ended December 31, 2004. We recorded stock-based compensation expenses for 1,044 shares with a value of $5,000 issued to consultants for the year ended December 31, 2004. We issued 2,500 shares with a value of $15,000 as a refund of merchandise returned by a customer during the year ended December 31, 2004.

We retired 46,770 shares of our common stock for $138,000 during the year ended December 31, 2004. We did not retire any shares in 2005. In 2005 and as discussed in Note 12, David Zinberg surrendered 4,144,689 shares of common stock for cancellation.

In 2005, David Zinberg and Marina Zinberg converted all their Class B common stock to common stock and after the abovementioned cancellation they own 3,542,343 and 7,707,657 shares of common stock respectively.

Deferred Stock-Based Compensation

In connection with certain stock grants to two employees during the year ended December 31, 2001, we recognized $2.0 million in deferred stock-based compensation for the deemed fair value of common stock at the date of the grant. We include such amounts as a reduction of stockholders’ equity (deficit). We amortize such amounts over the vesting period of five years in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” During the year ended December 31, 2003, we entered into a termination agreement with one employee and all of the unvested portion of the employee’s stock became fully vested on the date of the termination agreement. The amortization expense for 2003 included an unamortized amount of $500,000 related to acceleration of these unvested common stock grants. Amortization expenses totaled $900,000, $200,000, and $200,000 during the years ended December 31, 2003, 2004, and 2005, respectively.

(8)           Stock Option Plans:

We adopted our 2001 Stock Option Plan and our 2002 Special Stock Option Plan (collectively, the “Plans”), in January 2001 and January 2002, respectively. Under the Plans, we may issue incentive stock options to our employees and non-qualified stock options to consultants and non-employees. Options granted under the Plans generally expire at the end of five years and generally immediately vest. Additional shares may be granted under the Plans. During the year ended December 31, 2005, we granted options to acquire 25,000 shares of common stock outside the Plans. At December 31, 2005, 108,000 shares were available for future grants under the Plans.

The following is a summary of stock option activity.

	2003		2004		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,332,000	$3.75	1,654,500	$3.95	7,728,500	$5.59
Granted	485,500	4.44	6,162,000	6.00	703,500	6.00
Exercised	—	—	—	—	—	—
Canceled / forfeited	(163,000)	3.75	(88,000)	3.96	(90,000)	4.83
Outstanding at year-end	1,654,500	$3.95	7,728,500	$5.59	8,342,000	$5.63
Options exercisable at year-end	1,654,500	$3.95	7,728,500	$5.59	8,342,000	$5.63

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005.

	Options Outstanding and Exercisable at December 31, 2005
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life of Contract
$ 3.01 – $4.00	1,105,000	$3.75	1.96
$ 4.01 – $5.00	410,000	$4.50	2.93
$ 5.01 – $6.00	6,827,000	$6.00	5.28
	8,342,000	$5.63	4.73

The weighted-average grant date fair value of options granted during 2003, 2004, and 2005 was $1.77, $1.43, and $1.14 per share, respectively.

Stock Option Compensation

In connection with certain stock option grants to employees, consisting of 48,500, 6,137,000, and 678,500 options during the years ended December 31, 2003, 2004, and 2005, respectively, we recognized approximately $716,000, $0, and $0, respectively, of stock-option compensation for the excess of deemed fair value of shares of common stock subject to such options over the exercise price of these options at the grant date in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The options granted in 2004, include a seven-year option granted outside of our Plans to Mr. Zinberg for the purchase of 6,000,000 shares of common stock at an exercise price of $6.00 per share, which represented the fair value of the stock on the date of the grant.

During the years ended December 31, 2003, 2004, and 2005, we granted 2,000, 25,000, and 25,000 options, respectively, to consultants and non-employees. We recorded stock option compensation expenses of $4,000, $27,000, and $16,000 related to these grants in 2003, 2004, and 2005, respectively. The fair value for these options was measured on the grant date. At December 31, 2003, 2004, and 2005, the fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 3% to 4.5%, (2) an expected life of three to seven years, (3) expected volatility of 0.01%, and (4) a dividend yield of 0%. Because there was no public market for our common stock, the fair value of the underlying common stock was estimated.

(9)           Income Tax Expense:

Income tax expense amounted to $0 for each of the years ended December 31, 2003 and 2004 (an effective rate of 0% for 2003 and 2004 and 3% for 2005) and $82,000 for the year ended December 31, 2005. A reconciliation of the provision (benefit) for income tax expense with amounts determined by applying the statutory U.S. federal income tax rate to income before income tax expense is as follows (in thousands):

	2003	2004	2005
Computed tax (benefit) at federal statutory rate of 34%	$(1,982)	$262	$928
State taxes, net federal tax benefits	(204)	45	162
Meals and entertainment	14	15	22
Expiration of state net operating loss	—	47	—
Other	(20)	4	48
Change in valuation allowance, net of reduction of net operating loss and cancellation of options	2,192	(373)	(1,078)
	$—	$—	$82

The components of our deferred tax assets and liabilities at December 31, 2004 and 2005 were as follows (in thousands):

	2004	2005
Deferred tax assets – net operating loss carryforwards	$8,490	$6,017
Employee stock options	1,085	930
Inventory reserve	124	132
Minimum tax credit carryforward	—	80

Total deferred tax assets	$9,699	$7,159
Valuation allowance	(9,699)	(7,159)

Net deferred tax assets	$—	$—

As a result of our history of losses, a valuation allowance has been provided for the full amount of our net deferred tax assets. It is uncertain when such benefits will be realized.

As of December 31, 2005, we had federal and state income tax loss carryforwards of approximately $14.8 million and $10.9 million, respectively, which may be used to offset future taxable income. The carryforwards expire in years 2013 through 2023.

(10)         Segment Information:

Net revenue by geographic area is presented based upon the country of destination. No foreign country accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area was as follows (in thousands):

	2003	2004	2005
United States	$41,382	$53,986	$73,199
International	6,283	11,338	17,380
Total	$47,665	$65,324	$90,579

Long-lived assets include property and equipment and intangible assets that resided in the United States during the years ended December 31, 2003, 2004, and 2005.

(11)         Concentrations:

Purchases of merchandise from one of our top two vendors, which is a related party (see Note 13), constituted 21%, 34%, and 37% of total merchandise purchased by us in the years ending December 31, 2003, 2004, and 2005, respectively. Purchases of merchandise from our top two vendors amounted to $12.1 million, $22.6 million, and

$27.8 million, representing 38%, 48%, and 42%, respectively, of the total purchases during the years ended December 31, 2003, 2004, and 2005, respectively.

Outstanding accounts payable to our top two vendors (net of amounts of post-dated checks) totaled $1.8 million and $3.2 million as of December 31, 2004 and 2005, respectively. These vendors also were holding post-dated checks amounting to $3.5 million and $2.5 million as of December 31, 2004 and 2005, respectively. Loss of any of these vendors may have a negative impact on our operations.

(12)         Contingencies:

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently do not believe that resolution of such legal matters will have a material adverse impact on our financial position, results of operations, or cash flows.

Prior Sales of Securities

From our inception, in 1999, and in 2000, 2001, 2002, and mid-2003, we raised $20.5 million in gross equity capital offerings by selling our common stock in the following approximate amounts for each year:

Year	Number of Shares	Weighted Ave. Price per Share
1999	978,070	$4.00
2000	1,198,191	$4.00
2001	580,621	$4.47
2002	1,051,924	$5.00
2003	753,262	$5.26

We sold these shares to approximately 830 investors. The persons associated with us who solicited these investors were not licensed as broker-dealers in any state or with the SEC.

We also issued to approximately 30 persons or entities shares of common stock in exchange for services and other non-cash consideration valued in excess of $5.5 million in the following approximate amounts for each year:

Year	Number of Shares	Weighted Ave. Price per Share
1999	57,500	$4.00
2000	100,000	$4.00
2001	585,700	$4.09
2002	445,774	$5.00
2003	18,673	$5.60
2004	28,544	$5.00

We also issued to approximately 248 employees or other service providers options to purchase common stock in the following amounts:

Year	Number of Options	Exercise Price
2002	1,332,000	$3.75
2003	485,500	$4.50
2004	6,162,000	$6.00

None of these options have been exercised.

These offers and sales of the common stock and options to purchase common stock were not registered under the federal and state securities laws, but were issued in reliance upon exemptions from such registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Similarly, in employing persons who were not licensed as broker-dealers, we relied on certain exemptions from the broker-dealer licensing requirements of the Exchange Act and of state securities laws.

After conducting these offers and sales of common stock and granting these options to purchase common stock, we determined that the offers and sales did not comply with the exemptions from registration under the Securities Act and similar provisions of laws in each state in which our stockholders reside, because certain of our employees who solicited investors engaged in a “general solicitation” of securities. In addition, these employees were required to be licensed as broker-dealers with the SEC and various states, but they were not so licensed. We also determined that because investors did not receive information regarding our potential liability for these violations of federal and state securities laws, the common stock was issued to persons who failed to receive adequate information under federal and state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, the investors in and other holders of our common stock are entitled to return their shares to us and assert a legal claim to receive back from us the full price they paid, plus interest. In the event that a rescission by all of our stockholders were to occur, we would be liable for the $20.5 million we received in exchange for our common stock, in addition to interest of approximately $9.3 million through December 31, 2005. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.3 million through December 31, 2005.

Accordingly, we are subject to potential liabilities, including penalties and fines, under the Securities Act, the Exchange Act, the regulations thereunder, and applicable state securities laws. Both federal and state securities laws also provide remedies to investors for such violations, which remedies include rescission, or a right to recover the investment plus interest from the date of issuance of the security, and, if the investor no longer owns the security, damages equal to the difference between the investment amount plus interest from the date of issuance and the value or price of the security at the time of its sale.

After voluntarily reporting these violations to the SEC, the SEC staff advised us that it would not undertake an investigation in the matter. We intend to make a rescission offer to all of our investors. However, we have not approached state securities commissioners in the states in which our investors reside. Consequently, there is substantial uncertainty concerning what action the state regulators may take against us and what effect any such action will have on our business and our ability to obtain additional financing.

If we do not have the financial resources for a rescission offer, any assertion by our stockholders of their legal claims against us could have a material and adverse effect on our liquidity, our financial position, results of operations, and cash flows. Moreover, even if we are successful in offering rescission to our stockholders, if, prior to the rescission offer, any stockholders who acquired their common stock in our offerings sell their common stock for less than the price at which they purchased their shares, they will be entitled to recover from us damages equal to the difference between their investment amount plus interest from the date of issuance and the value or price of the security at the time of its sale. Because these stockholders will no longer own our common stock, we will not be able to extinguish these damage claims by offering to rescind the stockholder’s purchase of our common stock.

The probability that stockholders would assert a claim against us and the extent of the our liability, if any, are contingent on a number of factors, including a stockholder’s desire to rescind his or her purchase based on the price of our recission offer and the key purchase price of the tender for shares, applicable legal precedent, and statutes of limitation.

However, there could be future claims of which we are currently not aware. Based on the current facts known to us at this time, we do not believe that assertion of such claims by our stockholders is probable. Accordingly, no accruals for either potential amounts payable or reserves have been made at this time. However, there can be no assurance that we will have the financial resources for us to conduct a rescission offer. An unfavorable outcome in any of these contingencies could have a material and adverse impact on our financial position, results of operations, and cash flows.

The accompanying financial statements do not include any adjustments that might result from the outcome for this uncertainty.

Williams v. Bidz.com, Inc. and Mr. David Zinberg

We were a defendant in a lawsuit brought by Victoria Williams, the mother and administrator of the Estate of Michael Henderson. Mr. Henderson was a principal stockholder, director, and officer of our company prior to his resignation on July 27, 2000 as director and officer. The lawsuit was against us and David Zinberg, our President and Chief Executive Officer, and sought, among other things, to rescind a Severance Agreement entered between us and Mr. Henderson, to require us to issue 11,250,000 shares of our common stock to Ms. Williams, and to voluntarily dissolve us. Under the Severance Agreement, Mr. Henderson agreed that he would retain only 1,090,000 shares of our common stock and that the remaining 10,160,000 shares held by him would be reissued to Mr. Zinberg.

In March 2005, we and Mr. Zinberg reached a settlement in principle with Ms. Williams, pursuant to which Ms. Williams received a total of 970,000 shares of common stock, which included 900,000 shares of common stock originally issued to Mr. Henderson in 2000 under the Severance Agreement, and 70,000 shares of Mr. Zinberg’s shareholdings. As part of the settlement, Mr. Zinberg also agreed to contribute 4,144,689 shares to us for cancellation.

Yossi Gatlin v. Bidz.com

We are a defendant in a lawsuit brought by Yossi Gatlin in October 2005 for an automobile purchased from us in March 2002 for $28,000. Gatlin alleges that we did not provide prior registration so that Gatlin was not able to register the vehicle. Gatlin is claiming his payment of $28,000, the value of the automobile represented to be $350,000, and loss of the use of the automobile in the amount of $100,000. We have accrued a liability in the amount of $28,000 for this lawsuit.

(13)         Related Party Transactions:

We purchased approximately 21%, 34%, and 37% of our merchandise in 2003, 2004, and 2005 from a stockholder that owned 1,200,000 shares of our common stock as of December 31, 2005, as more fully explained in Note 11.

David Zinberg, our President and Chief Executive Officer, purchased an automobile from us for $57,000 in 2005.

In 2004, we advanced to Mr. Zinberg, our President and Chief Executive Officer, an aggregate of $173,000, which was repaid as of December 31, 2004. We did not have any outstanding loans to any of our directors or executive officers as of December 31, 2005.

Our Vice-President of Technology is a major shareholder of Technolect, Inc. which provided technology consulting services to us in the amount of $150,000 for the year ended December 31, 2005. We own 10% of the common stock of Technolect, Inc. with a cost basis of $0 at December 31, 2005.

Marina Zinberg, who is a Vice President and owns 33.1% of our outstanding shares, is the sister of David Zinberg, our President and Chief Executive Officer. During 2005, we paid Marina Zinberg a salary of $78,000. Ms. Zinberg, who was formerly our corporate secretary and treasurer, reports to David Zinberg. Compensation decisions relating to Ms. Zinberg are performed in the same manner as our other employees without input from David Zinberg.

(14)         Subsequent Events:

On March 15, 2006, our Board of Directors authorized us to file a registration statement with the SEC for an initial public offering of our common stock. In connection with the offering, we intend to reincorporate in Delaware concurrently with our listing on the Nasdaq National Market. If the offering is consummated under the terms presently anticipated, all of the shares of common stock outstanding as of the effective date of the reincorporation will automatically convert into the same number of shares of common stock in the Delaware Corporation.

During March 2006, our Board of Directors adopted our 2006 Stock Award Plan, or 2006 Plan, which was subsequently approved by our Board of Directors in March 2006.

2. Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	Balance at the Beginning of the Year	Charged to Revenue, Cost, or Expenses	Deductions	Balance at the End of the Year
Reserve deducted from asset to which it applies:
Year ended December 31, 2004
Reserve for inventory	$507	$—	$(198)	$309
Reserve for sales returns	—	—	—	—
Reserve for chargebacks	—	—	—	—
Year ended December 31, 2005
Reserve for inventory	$309	$22	$—	$331
Reserve for sales returns	—	408	(285)	123
Reserve for chargebacks	—	—	—	30

3. Exhibits:

Exhibit Number		Exhibits

2.1		Agreement and Plan of Merger, dated as of March 15, 2006, by and between Bidz.com, Inc., a Delaware corporation, and Bidz.com, Inc., a California corporation (1)
3.1		Certificate of Incorporation of the Registrant (2)
3.2		Bylaws of the Registrant (2)
4.1		Specimen of Common Stock Certificate (1)
10.1		2001 Stock Option Plan (2)
10.2		2002 Stock Option Plan (2)
10.3		2006 Stock Award Plan (1)
10.4		Form of Employment Agreement, dated as of , between Bidz.com, Inc. and David Zinberg (1)
10.4	(b)	Employment Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (2)
10.5		Form of Employment Agreement, dated as of , between Bidz.com, Inc. and Lawrence Y. Kong (1)
10.6		Stock Vesting Agreement, dated as of June 30, 2001, between Bidz.com, Inc. and Lawrence Y. Kong (1)
10.7	(a)	Form of Indemnification Agreement between Bidz.com, Inc. and each officer and director (1)
10.7	(b)	Indemnification Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (2)
10.8		Lease, between Bidz.com, Inc. and PAS Trust, dated as of April 15, 2003, and Addendum No. 2, dated as of March 3, 2004 (2)
23.1		Consent of Stonefield Josephson, Inc.
31.1		Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32		Certifications Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)                                  Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-132545) as filed with the Commission on or about March 17, 2006.

(2)                                  Incorporated by reference to the Registrant’s Registration Statement on Form 10 (File No. 000-51257) as filed with the Commission on or about April 22, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM, INC.

By:	/s/ DAVID ZINBERG

David Zinberg
President and Chief Executive Officer

Dated: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID ZINBERG	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2006
David Zinberg

/s/ LAWRENCE Y. KONG	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2006
Lawrence Y. Kong

/s/ GARRY Y. ITKIN	Director	March 29, 2006
Garry Y. Itkin

/s/ PETER G. HANELT	Director	March 29, 2006
Peter G. Hanelt

/s/ MAN JIT SINGH	Director	March 29, 2006
Man Jit Singh