Form 10-Q
period 2006-03-31
Bidz.com, Inc.
filed 2006-05-15
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period to

Commission file number 000-51257

BIDZ.COM, INC.

(Exact name of Registrant as specified in its charter)

California	95-4728109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares outstanding of Registrant’s common stock, no par value, as of March 31, 2006:

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

Bidz.com, Inc.

Condensed Balance Sheet

(In thousands, except share data)

	December 31, 2005	March 31, 2006
		(Unaudited)
Assets
Current assets:
Cash	$7	$—
Accounts receivable, net	886	709
Inventories, net of reserves of $331 and $478 as of December 31, 2005 and March 31, 2006, respectively	15,921	17,525
Other current assets	158	261
Total current assets	16,972	18,495

Property and equipment, net	384	457
Intangible asset	150	150
Deposits and other assets	240	493
	$17,746	$19,595

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft (includes related party amounts of $2,184 and $5,422 as of December 31, 2005 and March 31, 2006, respectively)	$5,315	$6,132
Accounts payable (includes related party amounts of $2,712 and $468 as of December 31, 2005 and March 31, 2006, respectively)	7,297	5,049
Accrued expenses	1,774	2,098
Deferred revenue	1,577	1,191
Total current liabilities	15,963	14,470

Commitments and contingencies	—	—

Stockholders’ equity:
Common Stock; no par value; authorized 50,000,000 shares; issued and outstanding 23,312,500 at December 31, 2005 and 2006, respectively	28,830	28,780
Deferred stock-based compensation	(100)	—
Accumulated deficit	(26,947)	(23,655)
Total stockholders’ equity	1,783	5,125
	$17,746	$19,595

Bidz.com, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2005	March 31, 2006

Net revenues:
Merchandise sales and shipping	$20,628	$34,636
Commissions	91	57
Advertising	1	1

	20,720	34,694

Cost of revenues	16,975	25,516

Gross Profit	3,745	9,178

Operating expenses:
General and administrative	2,589	3,352
Sales and marketing	875	2,407
Depreciation and amortization	38	54

Total operating expenses	3,502	5,813

Income from operations	243	3,365

Interest Income	—	17

Income before income taxes	243	3,382

Income taxes	—	90

Net income	$243	$3,292

Net income per share available to common shareholders - basic	$0.01	$0.14

Net income per share available to common shareholders - diluted	$0.01	$0.14

Weighted average number of shares outstanding - basic	27,411,137	23,312,500

Weighted average number of shares outstanding - diluted	27,940,695	23,826,758

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2006
Cash flows provided by (used for) operating activities:
Net income	$243	$3,292
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	38	54
Change in inventory reserve	29	147
Amortization of deferred stock-based compensation	50	50

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(41)	177
Inventories	1,489	(1,751)
Other current assets	(455)	(103)
Deposits and other assets	—	(253)
Increase (decrease) in liabilities:
Accounts payable	(736)	(2,248)
Accrued expenses	(201)	324
Deferred revenue	44	(386)
Net cash provided by (used for) operating activities	460	(697)
Cash flows (used for) investing activities:
Capital expenditures	(49)	(127)
Cash flows provided by (used for) financing activities:
Increase (decrease) in bank overdraft	(407)	817

Net cash provided by (used for) financing activities	(407)	817

Net increase (decrease) in cash	4	(7)
Cash, beginning of period	$5	$7
Cash, end of period	$9	$—
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2005 filed in the Form 10-K Annual Report by the Company on  March 29, 2006. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of March 31, 2006 and the results of operations for the three month ended March 31, 2005 and 2006 and the cash flows for the three month periods ended March 31, 2005 and 2006. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia in recent years. Revenue generated from the United States accounted for approximately 81.3% and 82.2% of net revenue for the three months ended March 31, 2005 and 2006, respectively.

As noted in our financial statements and the related notes for the year ended December 31, 2005, the report of our independent registered public accounting firm stated that our history of significant operating losses, working capital deficit, lack of additional financing, and negative cash flows from operations raised substantial doubt about our ability to continue as a going concern.

For the three months period  March 31, 2006, we reported net income of $3.3 million and net cash used for operating activities of $697,000 million. As of March 31, 2006, we had current assets of $18.5 million and current liabilities of $14.5 million or working capital of $4.0 million. Available cash was $6.3 million before post-dated checks and was $0 net of post-dated checks.

During the year ended December 31, 2005, we reported net income of $2.6 million and net cash provided by operating activities of $1.4 million. As of December 31, 2005, we had current assets of $17.0 million and current liabilities of $16.0 million or working capital of $1.0 million. Available cash was $2.6 million before post-dated checks and was $7,000 net of post-dated checks.

Recent Developments:

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

During March 2006, our Board of Directors adopted and approved our 2006 Stock Award Plan.

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

We will use the Black-Scholes option pricing model to estimate the value of options under SFAS 123R. Because all of our stock options outstanding as of March 31, 2006 were fully vested, we do not anticipate any material impact on our results of operations by the adoption of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share Based Payment,” which expresses the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. For the three months ended March 31, 2006, we did not record stock-based compensation expense, and accordingly SAB 107 did not have any effect on our statements of operations.

2.                                      Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings per common share is calculated by dividing net income available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. As of March 31, 2005 and 2006, the Company has approximately 529,558 and 514,258 respectively of dilutive common stock equivalents from stock options, which was included in the calculation of diluted earnings per share.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method for the three-month periods ended March 31, 2005 and 2006. The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2006

Basic and diluted net income per share:

Numerator:
Net income	$243	$3,292

Denominator:

Weighted common shares outstanding
	27,411,137	23,312,500

Effect of dilutive securities	529,558	514,258

Denominator for diluted calculation
	27,940,695	23,826,758

Net income per share, basic	$0.01	$0.14

Net income per share, diluted	$0.01	$0.14

3.                                      Stock Based Compensation

Prior to January 1, 2006, we measured compensation expense to employees for our stock option incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We did not record employee stock based compensation expense in the Statement of Operations for the three month period ended March 31, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended, SFAS No. 123, we disclosed the pro forma net income and net income per share as if the fair value based method had been applied in measuring compensation expense. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 in December 2002 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expanded the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The transition provisions of SFAS No. 148 were effective for fiscal years ended after December 15, 2002. The transition provisions did not have an impact on our financial position or results of operations as we did not elect to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS No. 123. The disclosure provisions of SFAS No. 148 were effective for financial statements for interim periods beginning after December 15, 2002. We  adopted the disclosure requirements in the first quarter of 2003.

In December 2004, the FASB issued SFAS No. 123R, “Share Based payment: An Amendment of FASB Statements No. 123 and 95.” This statement requires that we recognize in our financial statements the cost resulting from all share- based payment transactions. In addition, in March 2005 the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. On January 1, 2006, we adopted SFAS 123R, which eliminates our ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by APB 25 and generally requires that we recognize in our statements of operations all share-based payments to employees, including grants of stock options based on their fair values.

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the three months ended March 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

There was no stock-based compensation expense recognized during the three months ended March 31, 2006, as we did not grant such compensation during the period. Consequently, there is no effect on our statements of operations as a result of adopting SFAS 123R. Similarly, there in no effect on our statements of operations as a result of the SEC staff’s release of SAB 107. Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, will be based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the statements of income is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we did not account for forfeitures, as all options granted were fully vested at the date of grant and were not subject to any service period condition.

Under SFAS 123R, we will continue to use the Black-Scholes model to estimate the fair value of options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumption regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors.

At March 31, 2006, the Company has one stock-based employee compensation plan (the 2006 Stock Option Plan replacing the 2002 Stock Option Plan and the 2001 Stock Option Plan). The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:.

(In thousands, except per share data)

Three Months Ended
March 31,
2005
Net Income, as reported	$243
Compensation recognized under APB 25	—
Compensation recognized under SFAS 123	—
Pro-forma net income (loss)	$243

Net Income (loss) per share:
Basic - as reported	$0.01

Diluted - as reported	$0.01

No options were granted during the three months ended March 31, 2005 and 2006.  As of March 31, 2006, total unrecognized future compensation cost related to non-vested deferred stock based compensation was $50,000 which is expected to be recognized as expense over the next three months.

4.                                      Stock Option Plan

We adopted our 2001 Stock Option Plan, our 2002 Special Stock Option Plan and our 2006 Award Plan (collectively, the “Plans”), in January 2001, January 2002, and March 2006, respectively. Under the Plans, we may issue incentive stock options to our employees and non-qualified stock options to consultants and non-employees. The vesting requirements, performance thresholds and other terms and conditions of options granted under the Plans will be determined by our Compensation Committee and Board of Directors.

The following is a summary of stock option activity as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Life of Contract (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	8,342,000	$5.63
Granted	0	—
Exercised	0	—
Forfeited	(35,000)	$4.75
Expired	0	—
Outstanding at March 31, 2006	8,307,000	$5.63		$3,056,625
Vested or expected to vest at March 31, 2006	8,307,000	$5.63	4.49	$3,056,625
Exercisable at March 31, 2006	8,307,000	$5.63	4.49	$3,056,625

We did not issue any options in the three months ended March 31, 2006, and no options vested during this period, as all outstanding options were fully vested, and no options were exercised. Accordingly, no compensation cost has been charged against income for the three months ended March 31, 2006, and there was no recognized tax benefit related thereto.

5.                                      Concentrations

Purchases from our top two vendors, one of which is a related party (see Note 7), amounted,to $6.9 million, and $12.4 million representing 51.0% and 48.8% of the total purchases during the three months ended March 31, 2005 and 2006, respectively. Outstanding accounts payable to the two major vendors (net of amounts of post-dated checks) totaled $1.3 million as of March 31, 2006, respectively. These vendors were holding post-dated checks amounting to $6.5 million as of March 31, 2006. Loss of any of these vendors may have a negative impact on the operations of the Company.

6.                                      Segment and Geographic Information:

Net revenue by geographic area are presented based upon the country of destination. No other foreign country represented 10% or more of net revenue for three-month periods ended March 31, 2005 and 2006 . Net revenue by geographic area were as follows:

(In thousands, except percentage data)

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2006
Geographic area	Amount	Percent	Amount	Percent
United States	$16,853	81.3%	$28,522	82.2%
International	3,867	18.7%	6,172	17.8%

Total	$20,720	100.0%	$34,694	100.0%

7.                                      Related Party Transactions

We purchased approximately 45.7%, and 40.0% of our merchandise for the three month periods ended March 31, 2005 and 2006 from LA Jewelers, Inc., One of the owners of LA Jewelers, Saied Aframian, owns 1,200,000 shares of our common stock as of March 31, 2006.

Our Vice-President of Technology is a major shareholder of Technolect, Inc. which provided technology consulting services to us in the amount of $12,000 for the three months ended March 31, 2006. We own 10% of the common stock of Technolect, Inc. which we acquired for nominal consideration at the inception of Technolect, and have otherwise made no investments in Technolect. As of March 31, 2006, we have a cost basis of $0 in Technolect.

8.                                      Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently do not believe that resolution of such legal matters will have a material adverse impact on our financial position, results of operations, or cash flows.

Prior Sales of Securities

From our inception until mid-2003, we raised over $20.5 million in gross equity capital by selling shares of our common stock to approximately 830 investors at prices ranging from $4.00 to $6.00 per share with a weighted average share price of $4.50. We also issued shares of common stock to about 30 persons in exchange for services and other non-cash consideration valued in excess of $5.5 million and issued options to purchase common stock to approximately 250 individuals at a weighted average exercise price of $4.45. To assist us in selling our common stock, we compensated individuals who were not licensed as broker-dealers under the Securities Exchange Act of 1934, or under state securities laws. After conducting these sales of our securities, we determined that these sales were not exempt from the registration requirements under the Securities Act of 1933 and similar provisions of laws of the states in which our stockholders reside. In addition, our employees who received compensation for selling our common stock were required to be licensed as broker-dealers with the Securities and Exchange Commission, or SEC, and various state authorities, but they were not so licensed. In such situations, a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including a right of rescission, civil penalties, a restraining order or injunction, and a court order to pay restitution and costs.

In order to address the contingent liabilities, we plan to make a rescission offer soon after the effective date of the planned initial public offering to our stockholders who are or were residents of Alabama, Arkansas, Alaska, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Iowa, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Maine, Michigan, Minnesota, Missouri, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Washington, DC, West Virginia, Wisconsin and Wyoming. If our rescission offer is accepted by all offerees, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $9.8 million, as of March 31, 2006. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.5 million through March 31, 2006. In addition, we may be liable for the $1.3 million that we anticipate offering to non-management optionees as discussed below. To the extent that stockholders accept our rescission offer and we cannot fund such purchases with other resources, we may utilize a portion of the net proceeds of the planned initial public offering. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

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

Cartier v. Bidz.com

We are a defendant in a lawsuit filed by Cartier, and Cartier International, B.V., in the United States District Court Southern District of New York in April 2006. The lawsuit alleges that Cartier has proprietary rights, including trade dress, patents, trademarks, copyrights and others, in watch designs known as a Tank, Tank Francaise, Tank Americaine, Panthere and Pasha De Cartier Grille, and Tank Devan, and further alleges that we have infringed upon those rights by selling watches bearing copies of one or more of the watch designs. We intend to defend the lawsuit vigorously. We do not believe the outcome of the case will have a materially adverse effect on our financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk factors” and elsewhere in this filing.

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability efficiently and effectively to source closeout merchandise and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring “no reserve” auctions, a $1 minimum opening bid and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. The 15-second extension was implemented on April 6, 2006 replacing the previous 30-second extension. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website. Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; and watches. Through our website at www.bidz.com, we averaged daily sales of approximately 7,173 items with an average order transaction size of $142 in the three months period ended March 31, 2006.

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

We report shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As such, in the Statement of Operations all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

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

We include auction transaction fee revenue in net revenue. The 3% auction transaction fee is applied to all merchandise sales, including shipping and handling, but not to sales tax or commissions.

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

Stock-Based Compensation

Prior to January 1, 2006, we measured compensation expense to employees for our stock option incentive plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Utilizing the intrinsic value method prescribed by APB No. 25, we did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. We did not record employee stock based compensation expense in the Statements of Operations in the three month period ended March 31, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We recorded stock-based compensation representing the difference between the option exercise price and the deemed fair value of our common stock on the grant date for financial reporting purposes. We determined the deemed fair value of our common stock based upon the most recent third-party sale of our common stock known to us. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, we disclosed pro forma net income and net income per share as if the fair value based method had been applied in measuring compensation expense. The disclosure provisions of SFAS No. 148 were effective for financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure requirements in the first quarter of 2003. This information is contained in Note 1 to our financial statements. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option pricing model. Because there has been no public market for our common stock, we used the minimum value method in determining that the expected volatility of our common stock was zero. The transition provisions did not have an impact on our financial position or results of operations as we did not elect to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS No. 123.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued. We intend to use the Black-Scholes option pricing model to estimate the value of our options in implementing SFAS 123R and will use the calculated method to determine expected volatility, rather than the minimum value method, which we previously used to determine expected volatility. Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the period prior to 2006, we did not account for forfeitures, as all options granted were fully vested at the date of grant and were not subject to any service period conditions. We expensed stock-based compensation on the date of grant, as all options granted prior to January 1, 2006, vested immediately. In the future, we anticipate that stock-based compensation will include vesting provisions and therefore stock-based compensation expense in the future will be reduced for estimated forfeitures.

We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Under this transition method, we are required to recognize compensation cost beginning January 1, 2006 for the portion of outstanding awards for which the requisite service has been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for our pro forma disclosures. As of March 31, 2006, all stock options outstanding were fully vested, and we did not issue any stock-based payment awards in the three months ended March 31, 2006. Therefore, the adoption of SFAS 123R did not affect our results of operations. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2005	2006

Net Sales	100.0%	100.0%
Gross Profit	18.1%	26.5%
Operating Expenses:
General & Administrative	12.5%	9.7%
Sales & Marketing	4.2%	6.9%
Depreciation & Amortization	0.2%	0.2%
Total Operating Expenses	16.9%	16.8%
Profit from Operations	1.2%	9.7%
Interest income	0.0%	0.1%
Income tax expense	0.0%	0.3%
Net Income	1.2%	9.5%

Additional Operating Metrics:
Average selling price per order (gross)	$106	$142
Average orders per day	2,285	2,901
Average items sold per day	7,923	7,173
Acquisition cost per new buyer	$34	$38
Number of new buyers	25,688	63,618

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from shipping and handling, auction transaction fee revenue, commissions from Certified Merchants, and advertising revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2005	2006

Net Sales
Merchandise sales	90.5%	85.0%
Shipping & handling	9.1%	11.7%
Transaction fees	0.0%	3.1%
Commissions	0.4%	0.2%
Advertising	0.0%	0.0%
Total Net Sales	100.0%	100.0%

In November 2005, we implemented a 3% transaction fee on all sales. The transaction fee is applied to all merchandise sales, including shipping and handling, but not to sales tax or commissions.

Gross Profit

Our gross profit consists of net revenue less the cost of sales. Our cost of sales consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, shipping supplies, insurance on shipments, and credit card and other transaction fees associated with payments.

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and related benefit costs for our employees. These expenses also include fulfillment, customer service, technology, professional fees, other general corporate expenses, and stock-based compensation, consisting substantially of stock option grants and stock grants to employees and consultants. We anticipate that our compensation expense under SFAS No. 123(R) will increase.

Sales and Marketing Expenses

Our marketing expenses consist primarily of costs associated with paid website searches, contextual marketing, e-mail campaigns, and affiliate programs. These marketing programs, which are designed to drive buyers to our website, are the most important factor in increasing demand for our jewelry products and increasing net revenue.

Results of Operations

Comparison of Three Months Ended March 31, 2005 with Three Months Ended March 31, 2006

Net Revenue

Net revenue increased 67.4% to $34.7 million in the three months ended March 31, 2006 from $20.7 million in 2005. This increase in net revenue was due to the increase in both the number of orders and the increase in the average dollar amount per order. The increase in the number of orders was primarily the result of the 63,618 new buyers we attracted during the three months ended March 31, 2006.

Gross Profit

Gross profit increased 145% to $9.2 million  in the three months ended March 31, 2006 from $3.7 million in 2005. Gross profit as a percentage of net revenue increased to 26.5% in the three months ended March 31, 2006 from 18.1% in 2005. The increase in gross profit as a percentage of net revenue resulted primarily from a combination of our ability to attract additional buyers to our website, our ability to manage the supply of items being sold, implementation of a 3% auction transaction fee in November 2005, and increased margin on shipping and handling charges. We expect the 3% auction transaction fee will have a significant impact on the gross margin in 2006 compared with 2005, as there are no significant additional costs associated with this fee.

We anticipate that the gross profit as a percentage of revenue will be lower for the second and third quarter periods of 2006 compared to the three months ended March 31, 2006 as the second and third quarters are seasonally weak periods for jewelry sales.

General and Administrative Expenses

General and administrative expenses increased 29.5% to $3.4 million in the three months ended March 31, 2006 from $2.6 million in 2005. The increase in general and administrative expenses in 2006 was due primarily to a $640,000 increase in payroll and payroll related expenses. General and administrative expenses as a percentage of net revenue decreased to 9.7% in the three months ended March 31, 2006 from 12.5% in 2005. We intend to continue to enhance our technology and information systems and expect these expenses to increase in absolute dollars in future periods.

Sales and Marketing Expenses

Sales and marketing expenses increased 175% to $2.4 million in the three months ended March 31, 2006 from $875,000 in 2005. This increase resulted primarily from an increased marketing campaign and the increased  cost of online advertising to attract new buyers. Sales and marketing expenses as a percentage of net revenue increased to 6.9% in the three months ended March 31, 2006 from 4.2% in 2005. We expect our sales and marketing expenses to continue to increase in absolute dollars, as we intend to continue increasing our online marketing campaign in order to attract new customers.

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

We had net working capital of $4.0 million at March 31, 2006 and had no short- or long-term funded debt obligations as of that date. The “bank overdraft” reflected on our balance sheets results from post-dated checks outstanding. It is customary for our vendors to accept checks post-dated by 60 days as extended payment for purchase of merchandise. We do not maintain a bank overdraft facility, as the post-dated checks are typically not presented for payment until the date printed on the check. The post-dating of checks has allowed us to grow rapidly even with a working capital deficit from 2001 until October 2005. As of March 31, 2006, we had a bank overdraft of $6.1 million. As of March 31, 2006, available cash was $6.3 million before post-dated checks and was $0 net of post-dated checks.

Net cash used in operating activity increased by $1.2 million from net cash used in operating activities of $697,000 during the three months ended March 31, 2006 compared with cash provided by operating activities of $460,000 during the three months ended March 31, 2005. While net income increased by $3.0 million to $3.3 million in the three months ended March 31, 2006 from net income of $243,000 during the three months ended March 31, 2005, the net cash used in operating activities increased, primarily as a result of an increase in inventory and a decrease in accounts payable, offset partially by an increase in accrued expenses. Inventory increased by $1.8 million in the three months ended March 31, 2006 compared with a decrease in inventory of $1.5 million in the three months ended March 31, 2005. Accounts payable decreased by $2.2 million in the three months ended March 31, 2006 compared with a decrease in accounts payable of $736,000 in the three months ended March 31, 2005. Accrued expenses increased $324,000 in the three months ended March 31, 2006 compared with a decrease of $201,000 in the three months ended March 31, 2005. Inventories and accounts payable generally increase in line with sales growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins.

Net cash used for investing activities was $127,000 during the three months ended March 31, 2006 compared with net cash used for investing activities of $49,000 during the three months ended March 31, 2005. During the three months ended March 31, 2006, net cash used for investing activities related to capital expenditures for software and computer equipment and in the three months ended March 31, 2005 related to capital expenditures for office and computer equipment.

Net cash of $817,000 was provided by financing activities in the three months ended March 31, 2006 compared to net cash used of $407,000 in 2005. The financing activities were all related to changes in bank overdraft.

We believe that cash and cash equivalents currently on hand, cash flows from operations, and the net proceeds of the planned IPO will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Without the proceeds of our planned IPO, we believe our cash flows from operations will be sufficient for us to continue our operations as currently being conducted. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure, and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventory we carry; and other factors relating to our business. Enhancement of our website, network infrastructure, and transaction processing systems will require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We anticipate increasing our system expenditures to accommodate these needs in the future. We may require additional financing in the future in order to execute our operating plan. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt or equity. We may not be able to obtain any necessary additional funds on a timely basis, on acceptable terms, or at all.

RISK FACTORS

We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business. In that case, the value of our common stock could decline, and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

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

The success of our business depends, in part, on our ability to offer our customers a wide variety of jewelry that they can purchase at prices that are substantially below those of traditional jewelry retailers. We have informal arrangements with manufacturers, distributors, and others for our supply of jewelry products on favorable terms and conditions. These arrangements, however, do not include any supply or price obligations on their part, and we do not have any supply agreements, long-term or otherwise, with any of our suppliers. As a result, we do not have a guaranteed supply of jewelry products at favorable prices. Our inability to maintain and expand our jewelry supply relationships or the inability of our suppliers to continue to supply us with jewelry products at favorable prices would substantially harm our business and results of operations.

In addition, we have a heavy concentration of inventory purchases from a small number of suppliers. Our top five suppliers accounted for approximately 60.8% and 61.1% of our total purchases in the three months ended March 31, 2005, and 2006, respectively. In the three months ended March 31, 2005 and 2006, we purchased 45.7% and 40.0%, respectively, of our merchandise from Los Angeles Jewelers, Inc., a jewelry manufacturer and liquidator.

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

We had $17.5 million in inventory as of March 31, 2006. If our sales increase, we will be required to increase our inventory proportionately. Consumer tastes and preferences for jewelry products can change rapidly, thereby exposing us to significant inventory risks. Currently, because the products we sell typically consist of closeout merchandise from manufacturers, distributors, and other suppliers, we have less control over the specific items that we offer for sale than we would if we primarily ordered goods for manufacture for us. In addition, it is important that we are able to purchase jewelry that we perceive to be in demand. The demand for specific products can change between the time we order items and when we sell them. As a result, we may be required to take significant inventory markdowns, which could reduce our gross margin, if we do not accurately predict these trends or if we overstock unpopular merchandise.

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

Our business depends in part on the efficient and uninterrupted operation of our computer and communications hardware. The servers and other hardware necessary to operate our website, including our auction and bidding systems, are located at a single third-party co-location facility in downtown Los Angeles. We rely on that facility to provide Internet access with the speed, capacity, and reliability we require. Our servers and other hardware that run our transaction processing, order fulfillment, and office administration tasks are located at our headquarters. Our servers and other hardware are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes, and similar events. We do not currently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for any losses that may occur. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders, or the unauthorized disclosure of confidential customer data. System disruptions or failures would also create a large number of customer questions and complaints that need to be addressed by our customer service support personnel. The occurrence of any of the foregoing risks could substantially harm our business and results of operations. Our systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events.

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

Our growth will depend on our ability to increase the popularity of our website, and we may not be able to do so effectively.

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

In the three months ended March 31, 2006, 17.8% of our net revenue was generated by shipments outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities or any website content localized for foreign markets. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

We depend on the continued growth and acceptance of online commerce, and our business will be substantially impaired if the growth of online commerce slows or does not grow as expected.

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

We are vulnerable to fraudulent activities on our website, including unauthorized use of customer information and identity theft by third parties.

Our network security measures to prevent third parties from penetrating our network and improperly accessing our customers’ personal information or credit card information may not be successful. Although we have not experienced any theft of our customers’ credit card information to date, as new discoveries in the field of cryptography and advances in computer capabilities occur, our security measures may not effectively prevent others from obtaining improper access to our customer information. In addition, third parties may target our customers directly with fraudulent identity theft schemes designed to appear as legitimate e-mails from us. In March 2006, one such third party attempted to solicit customer information through a tactic, commonly known as “phishing,” whereby an e-mail purporting to be from us solicited customer information from recipients of the e-mail. Any such security breach or fraud perpetrated on our customers could expose us to increased costs and could harm our business and results of operations.

 Increased product returns and the failure to predict product returns could substantially harm our business and results of operations.

As we expand our business and product offerings, rates of product return may increase. Any significant increase in product returns above our return assumptions and allowances could substantially harm our business and results of operations.

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

We incurred losses from operations prior to fiscal 2004 and have accumulated a significant deficit.

Prior to fiscal year 2004 we experienced significant operating losses. At March 31, 2006, we had an accumulated deficit of $23.7 million and very limited cash resources. We cannot be certain that the improvements in our operations resulting since 2004 will continue in the future. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources.”

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

We have expanded our operations at a rapid pace. This expansion has placed a significant strain on our management, operations, and financial resources. We anticipate adding personnel in the future, including managerial, technical, and operations personnel. In order to manage any further growth of our operations, we also will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures, and controls. If we are unable to manage growth effectively, our business and results of operations will be harmed.

Descriptions of our jewelry items are not guarantees and may confuse, mislead, or disappoint our customers.

In an effort to provide accurate descriptions of jewelry posted on our website, we provide appraisal summaries from third-party gemological laboratories for some of our jewelry items. All other jewelry and watch descriptions are provided by our full-time Gemological Institute of America, or GIA, trained gemologists and several experienced product specialists. Nevertheless, there is a subjective component involved with respect to assessing the clarity, color, and carat characteristics of diamonds and other gemstones. In addition, mistakes or omissions of important information in our descriptions may occur. Even if our descriptions are accurate, buying a product online may lead to disappointment resulting in returned merchandise. For example, a customer may determine that a piece does not have the expected look, feel, and overall appearance of the merchandise that the buyer envisioned from the website photograph.

Additionally, in response to customer requests and as a courtesy to resellers, we provide “Compare” and/or “Close Now” prices for jewelry items listed on our website. Compare and Close Now prices are not meant to reflect fair market values or manufacturer suggested retail prices, and in fact, may be higher than prices found in local retail stores. As a consequence, perceived misrepresentations in item descriptions by disappointed buyers may occur, resulting in negative publicity about and diminished customer confidence in our website.

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

We regard the protection of our trademarks, copyrights, domain name, trade dress, and trade secrets as critical to our success. We rely on a combination of trademark, copyright, patent, trade dress, and trade secret laws to protect our intellectual property rights. We also have entered into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent development of similar intellectual property by others. We also are pursuing the registration of our domain name, trademarks, and service marks in the United States and internationally. Effective trademark, copyright, patent, trade dress, trade secret, and domain name protection is very expensive to maintain and may require litigation. We must protect our trademarks, copyrights, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

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

We may be subject to regulations governing the conduct and liability of auctioneers, which could affect the way in which we conduct our business or otherwise increase our cost of doing business.

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

We are subject to regulations relating to consumer privacy, which could increase the cost of our doing business, expose us to litigation costs, increase our service or delivery costs, and otherwise harm our business.

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

From our inception until mid-2003, we raised over $20.5 million in gross equity capital by selling shares of our common stock to approximately 830 investors at prices ranging from $4.00 to $6.00 per share with a weighted average share price of $4.50. We also issued shares of common stock to about 30 persons in exchange for services and other non-cash consideration valued in excess of $5.5 million and issued options to purchase common stock to approximately 250 individuals at a weighted average exercise price of $4.45. To assist us in selling our common stock, we compensated individuals who were not licensed as broker-dealers under the Securities Exchange Act of 1934, or under state securities laws. After conducting these sales of our securities, we determined that these sales were not exempt from the registration requirements under the Securities Act of 1933 and similar provisions of laws of the states in which our stockholders reside. In addition, our employees who received compensation for selling our common stock were required to be licensed as broker-dealers with the Securities and Exchange Commission, or SEC, and various state authorities, but they were not so licensed. In such situations, a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including a right of rescission, civil penalties, a restraining order or injunction, and a court order to pay restitution and costs.

In order to address the contingent liabilities, we plan to make a rescission offer soon after the effective date of the planned initial public offering to our stockholders who are or were residents of Alabama, Arkansas, Alaska, Arizona, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Iowa, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Maine, Michigan, Minnesota, Missouri, Mississippi, Montana, North Carolina, North Dakota, Nebraska, New Hampshire, New Jersey, New Mexico, Nevada, New York, Ohio, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Washington, DC, West Virginia, Wisconsin and Wyoming. If our rescission offer is accepted by all offerees, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $9.8 million, as of March 31, 2006. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.5 million through March 31, 2006. In addition, we may be liable for the $1.3 million that we anticipate offering to non-management optionees as discussed below. To the extent that stockholders accept our rescission offer and we cannot fund such purchases with other resources, we may utilize a portion of the net proceeds of the planned initial public offering. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

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

Our founder, executive officers, and directors will together own approximately 37.6% of our common stock as of March 31, 2006. As a result, they will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

We will have discretion over the use of proceeds from the planned IPO and could use those proceeds in ways with which stockholders might not agree.

We will have broad discretion with respect to the use of the net proceeds of the planned IPO, and stockholders will be relying on our judgment regarding the application of these proceeds. Changes in our business and industry may cause us to use the net proceeds in a manner significantly different from our current plans.

Sale of substantial number of shares that are eligible for sale from the planned IPO could adversely affect the price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after the planned IPO or a perception that such sales may occur. As of March 31, 2006, we had 23,312,500 shares of common stock outstanding. The common stock sold in the planned IPO will be freely tradable, except for any shares that are purchased by our affiliates, as that term is defined in Rule 144 under the Securities Act of 1933, which generally includes our directors, officers, and certain principal stockholders. Subject to the 180-day lock-up agreement described under “Underwriting,” substantially all of the shares outstanding prior to the planned IPO will be freely tradable without restriction or further registration under the securities laws, unless held by an affiliate of our company. Shares held by affiliates of our company are subject to the resale limitations of Rule 144 described below.

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

As of March 31, 2006, we had outstanding options to purchase 8,307,000 shares of common stock. We plan to register for offer and sale the shares of common stock that are reserved for issuance pursuant to options. Shares covered by such registration statements upon the exercise of stock options or warrants generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Before the planned IPO, there has been no public market for our common stock. An active public market for our common stock may not develop or be sustained after the planned IPO. Many factors could cause the market price of our common stock to rise and fall, including the following:

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

We intend to reincorporate in Delaware simultaneously with our planned initial public offering, and the Delaware certificate of incorporation and the Delaware General Corporation Law, or DGCL, contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. The Delaware certificate of incorporation also authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” The Delaware certificate of incorporation divides our Board of Directors into three classes, with one class to stand for election each year for a three-year term after the initial election. The classification of directors tends to discourage a third party from initiating a proxy solicitation or otherwise attempting to obtain control of our company and may maintain the incumbency of our Board of Directors, as this structure generally increases the difficulty of, or may delay, replacing a majority of directors. The Delaware bylaws authorize our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships.

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

Cartier v. Bidz.com

We are a defendant in a lawsuit filed by Cartier, and Cartier International, B.V., in the United States District Court Southern District of New York in April 2006. The lawsuit alleges that Cartier has proprietary rights, including trade dress, patents, trademarks, copyrights and others, in watch designs known as a Tank, Tank Francaise, Tank Americaine, Panthere and Pasha De Cartier Grille, and Tank Devan, and further alleges that we have infringed upon those rights by selling watches bearing copies of one or more of the watch designs. We intend to defend the lawsuit vigorously. We do not believe the outcome of the case will have a materially adverse effect on our financial position.

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

Dated: May 15, 2006