Form 10-Q
period 2006-06-30
Bidz.com, Inc.
filed 2006-08-14
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period to

Commission file number 000-51257

BIDZ.COM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4728109
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

3562 Eastham Drive
Culver City, California
90232

(Address, including zip code, of principal
executive office)

(310) 280-7373

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐                                                    Accelerated filer ☐                                                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of August 14, 2006:

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	December 31,	June 30,
	2005	2006
		(Unaudited)
Assets
Current assets:

Cash	$7	$1

Accounts receivable	886	562

Inventories, net of reserves of $331and $442 at December 31, 2005 and June 30, 2006 respectively	15,921	16,634

Other current assets	158	617

Total current assets	16,972	17,814

Property and equipment, net	384	497

Intangible asset	150	150

Deposits	240	90

	$17,746	$18,551

Liabilities and Stockholders’ Equity
Current liabilities:
Post-dated check financing (includes related party amounts of $2,184 and $2,587 at December 31, 2005 and June 30, 2006 respectively)	$5,315	$4,702

Accounts payable (includes related party amounts of $2,712 and $913 at December 31, 2005 and June 30, 2006 respectively)	7,297	4,669

Accrued expenses	1,774	2,967

Deferred revenue	1,577	891

Total current liabilities	15,963	13,262

Commitments and contingencies	—	—
Stockholders’ equity:
Common Stock: no par value; authorized 50,000,000 shares; issued and outstanding 23,312,500 at December 31, 2005 and par value $0.001; authorized 100,000,000 shares; issued and outstanding 23,312,500 at June 30, 2006	28,830	23

Additional Paid in capital	—	28,807

Deferred stock-based compensation	(100)	—

Accumulated deficit	(26,947)	(23,508)

Total stockholders equity	1,783	5,322

	$17,746	$18,551

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Net revenues:

Merchandise sales and shipping	$17,997	$32,435	$38,625	$67,071

Commissions	55	(2)	146	55

Advertising	1	1	2	2

	18,053	32,434	38,773	67,128

Cost of revenues	14,429	24,745	31,404	50,261

Gross Profit	3,624	7,689	7,369	16,867

Operating expenses:

General and administrative	2,502	3,443	5,091	6,795

Sales and marketing	714	2,838	1,589	5,245

Public offering costs	—	1,231	—	1,231

Depreciation and amortization	38	67	76	121

Total operating expenses	3,254	7,579	6,756	13,392

Income from operations	370	110	613	3,475

Other Income-Interest Income	—	41	—	58

Income before income taxes	370	151	613	3,533

Income taxes	—	4	—	94

Net income	$370	$147	$613	$3,439

Net income per share available to common shareholders - basic	$0.02	$0.01	$0.02	$0.15

Net income per share available to common shareholders - diluted	$0.02	$0.01	$0.02	$0.14

Weighted average number of shares outstanding - basic	23,312,500	23,312,500	25,361,819	23,312,500

Weighted average number of shares outstanding - diluted	23,834,780	23,821,700	25,887,719	23,824,215

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2005	2006

Cash flows from operating activities:

Net income	$613	$3,439

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Depreciation and amortization	76	121

Change in inventory reserve	(71)	111

Amortization of deferred stock-based compensation	100	100
Changes in assets and liabilities:
(Increase) decrease in assets:

Accounts receivable	99	324

Inventories	3,708	(824)

Other current assets	(417)	(459)

Deposits	—	150
Increase (decrease) in liabilities:

Post-dated check financing	(1,723)	(613)

Accounts payable	(1,640)	(2,628)

Accrued expenses	(268)	1,193

Deferred revenue	(347)	(686)

Net cash provided by (used for) operating activities	130	228

Cash flows from investing activities:

Capital expenditures	(125)	(234)

Net cash (used for) investing activities	(125)	(234)
Cash flows provided from financing activities:

Net cash provided from financing activities	—	—

Net increase (decrease) in cash	5	(6)

Cash, beginning of period	5	7

Cash, end of period	$10	$1

Supplemental disclosure of cash flow information:

Interest paid	$—	$—

Income taxes paid	$—	$35

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS

(NUMBERS IN THOUSANDS, EXCEPT FOR PER SHARE NUMBERS)

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2005 filed in the form 10-K Annual Report by the Company on March 29, 2006. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of June 30, 2006 and the results of operations for the three month and six month periods ended June 30, 2005 and 2006 and the cash flows for the six month periods ended June 30, 2005 and 2006.  The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. We operate a website located at www.bidz.com for the purpose of selling merchandise, utilizing our unique sales auction platform.  During June 2006, we reincorporated in Delaware.

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia in recent years. Revenue generated from the United States accounted for approximately 79.3% and 79.6% of net revenue for the three months ended June 30, 2005 and 2006, respectively and 80.4% and 81.0% of net revenue for the six months ended June 30, 2005 and June 30, 2006, respectively.

As noted in our financial statements and the related notes for the years ended December 31, 2002, 2003 and 2004, the report of our independent registered public accounting firm stated that our history of significant operating losses, working capital deficit, lack of additional financing, and negative cash flows from operations raised substantial doubt about our ability to continue as a going concern. However, we have been profitable since 2004, and we secured a $10 million revolving line of credit in July 2006.

For the six month period June 30, 2006, we reported net income of $3.4 million and net cash provided from operating activities of $0.2 million. As of June 30, 2006, we had current assets of $ 17.8 million and current liabilities of $13.3 million or working capital of $4.5 million. Available cash was $3.5 million before post-dated checks and was $1,000 net of post-dated checks.

During the year ended December 31, 2005, we reported net income of $2.6 million and net cash provided by operating activities of $1.4 million. As of December 31, 2005, we had current assets of

$17.0 million and current liabilities of $16.0 million or working capital of $1.0 million. Available cash was $2.6 million before post-dated checks and was $7,000 net of post-dated checks

Recent Developments

On March 15, 2006, our Board of Directors authorized us to file a registration statement with the SEC for an initial public offering of our common stock. On June 29, 2006, we decided to postpone our initial public offering in order to reduce the initial public offering overhang (shares available for sale following the initial public offering) by requesting that our shareholders enter into a lock-up agreement for a period of 180 days. Accordingly, in June 2006, we expensed $1.2 million, consisting of offering costs related to the planned initial public offering.

On June 22, 2006 the Company reincorporated in the state of Delaware. In connection with our reincorporation in Delaware, we are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 4,000,000 shares of undesignated preferred stock, $0.001 par value.

Recent Accounting Pronouncements

On June 28, 2006 the Board of the FASB ratified the conclusion reached by the EITF and contained therein in Issue No. 06-03.  The Task Force reached a conclusion that the presentation of taxes on either a gross or net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22.  Currently, the Company presents its sales tax liability on a net basis.  Sales are not grossed up with the attendant taxes deducted as a separate line item. The EITF becomes effective for interim and annual reporting periods beginning after December 15, 2006.  At such time, the Company will disclose this matter in its accounting policies.

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

We will use the Black-Scholes option pricing model to estimate the value of options under SFAS 123R. Because all of our stock options outstanding as of June 30, 2006 were fully vested, we do not anticipate any material impact on our results of operations by the adoption of SFAS 123R.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”  In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  In June of 2006 FASB Interpretation # 48 was issued by the FASB.  The FIN states that if a tax position is taken by a company that does not meet the more-likely-than-not recognition threshold; the benefit of that position is not recognized in the financial statements.  The Interpretation is effective for fiscal years beginning after December 31, 2006.  These pronouncements have no impact on the company’s financial statements.

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

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method for the three month and six month periods ended June 30, 2006 and 2005.  The following table sets forth the computation of basic and diluted net income per share

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Basic and diluted net income per share:

Numerator:
Net income	$370	$147	$613	$3,439

Denominator:

Weighted common shares outstanding
	23,312,500	23,312,500	25,361,819	23,312,500

Effect of dilutive securities	522,280	509,200	525,900	511,715

Denominator for diluted calculation
	23,834,780	23,821,700	25,887,719	23,824,215

Net income per share, basic	$0.02	$0.01	$0.02	$0.15

Net income per share, diluted	$0.02	$0.01	$0.02	$0.14

3.                                      Stock Based Compensation

Prior to January 1, 2006, we measured compensation expense to employees for our stock option incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We did not record employee stock based compensation expense in the Statement of Operations for the three month and six month periods ended June 30, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended, SFAS No. 123, we disclosed the pro forma net income and net income per share as if the fair value based method had been applied in measuring compensation expense. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 in December 2002 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expanded the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the three months and six months ended June 30, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

There was no stock-based compensation expense recognized during the three months and six months ended June 30, 2006, as we did not grant such compensation during the period. Consequently, there is no effect on our statements of operations as a result of adopting SFAS 123R. Similarly, there in no effect on our statements of operations as a result of the SEC staff’s release of SAB 107. Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, will be based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the statements of income is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we did not account for forfeitures, as all options granted were fully vested at the date of grant and were not subject to any service period condition.

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

At June 30, 2006, the Company has one stock-based employee compensation plan (the 2006 Stock Option Plan replacing the 2002 Stock Option Plan and the 2001 Stock Option Plan). The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

(In thousands, except share and per share data)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net Income, as reported	$370	$613
Compensation recognized under APB 25	—	—
Compensation recognized under SFAS 123	178	178
Pro-forma net income (loss)	$192	$435

Net Income (loss) per share:
Basic - as reported	$0.02	$0.03
Basic - pro-forma	$0.01	$0.02
Diluted - as reported	$0.02	$0.03
Diluted - pro-forma	$0.01	$0.02

Weighted average number of shares outstanding - basic	23,312,500	25,361,819

Weighted average number of shares outstanding - diluted	23,834,780	25,887,719

The Black-Scholes option pricing formula was used to estimate the fair value of the stock based compensation under SFAS 123. For all the three month and six month periods ended June 30, 2005 4% risk free interest rate, 0% dividend rate, 0% volatility and $6.00 market value

4.                                      Stock Option Plan

We adopted our 2001 Stock Option Plan, our 2002 Special Stock Option Plan and our 2006 Award Plan (collectively, the ‘‘Plans’’), in January 2001, January 2002, and March 2006, respectively. The 2006 Plan provides for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company.  The vesting requirements, performance thresholds and other terms and conditions of options granted under the Plans will be determined by our Compensation Committee and Board of Directors.

The following is a summary of stock option activity as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value
Outstanding at January 1, 2006	8,342,000	$5.63
Granted	0	—
Exercised	0	—
Forfeited	0
Expired	(38,000)	$5.38
Outstanding at June 30, 2006	8,304,000	$5.63	4.24	$3,054,750
Vested at June 30, 2006	8,304,000	$5.63	—	$3,054,750
Exercisable at June 30, 2006	8,304,000	$5.63	4.24	$3,054,750

We did not issue any options in the three months and six months ended June 30, 2006, and no options vested during this period, as all outstanding options were fully vested, and no options were exercised.  Accordingly, no compensation cost has been charged against income for the three months and six months ended June 30, 2006, and there was no recognized tax benefit related thereto.

5. Concentrations

Purchases from two vendors amounted to $2.7million, and $6.4 million representing 25.7% and 30.5% of the total purchases during the three months ended June 30, 2005 and 2006 respectively. Purchases from two vendors amounted to $9.6 million, and $18.8 million representing 40.0% and 40.6% of the total purchases during the six months ended June 30, 2005 and 2006 respectively. Outstanding accounts payable to the two major vendors (net of amounts of post dated checks and LAJ deposit) totaled $3.2 million and $567,000 as of December 31, 2005 and June 30, 2006, respectively. These vendors were holding post-dated checks amounting to $2.5 million and $3.2 million as of December 31, 2005 and June 30, 2006, respectively.  Loss of any of these vendors may have a negative impact on the operations of the Company.

6.                                      Segment and Geographic Information:

Net revenue by geographic area presented based upon the country of destination. No other foreign country represented 10% or more of net revenue for three-month and six-month periods ended June 30, and 2006. Net revenue by geographic area was as follows :

(in thousands, except percentage data)

	Three Months Ended				Six Months Ended
	June 30				June 30
	2005		2006		2005		2006

United States	$14,309	79.3%	$25,834	79.6%	$31,171	80.4%	$54,355	81.0%
International	3,744	20.7%	6,602	20.4%	7,602	19.6%	12,774	19.0%

Total	$18,053	100.0%	$32,436	100.0%	$38,773	100.0%	$67,129	100.0%

7.                                      Related Party Transactions

During the three months ended June 30, 2005 and 2006, the Company purchased approximately 19.3 % and 19.5%, respectively, of merchandise from LA Jewelers, Inc.  During the six months ended June 30, 2005 and 2006, the Company purchased approximately 34.2% and 30.8%, respectively. One of the owners of Los Angeles Jewelers owns 1,200,000 shares of the Company’s common stock as of June 30, 2006.

Our Vice-President of Technology is a major shareholder of Technolect, Inc. which provided technology consulting services to us in the amount of $0 for the three months ended June 30, 2006 and $12,000 in the six months ended June 30, 2006. We own 10% of the common stock of Technolect, Inc.

which we acquired for nominal consideration at the inception of Technolect, and have otherwise made no investments in Technolect. As of June 30, 2006, we have a cost basis of $0 in Technolect.

8.             Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  Although the Company believes it has defenses to the allegations and intends to pursue them vigorously, currently, management does not currently have sufficient information to assess the validity of the claims or the amount of potential damages.  Company management currently believes, however, that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Prior Sales of Securities

From our inception until mid-2003, we raised over $20.5 million in gross equity capital by selling shares of our common stock to approximately 830 investors at prices ranging from $4.00 to $6.00 per share with a weighted average share price of $4.50. We also issued shares of common stock to about 30 persons in exchange for services and other non-cash consideration valued in excess of $5.5 million and issued options to purchase common stock to approximately 250 individuals at a weighted average exercise price of $4.45. After conducting these sales of our securities, we determined that these sales were not exempt from the registration requirements under the Securities Act of 1933 and similar provisions of laws of the states in which our stockholders reside, because certain of our employees who solicited investors engaged in a “general solicitation” of securities. In addition, these employees received compensation for selling our common stock and were required to be licensed as broker-dealers with the Securities and Exchange Commission, or SEC, and various state authorities, but they were not so licensed. We also determined that because investors did not receive information regarding our potential liability for these violations of federal and sate securities laws, the common stock was issued to persons who failed to receive adequate information under federal and state securities laws. In such situations, a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including a right of rescission, civil penalties, a restraining order or injunction, and a court order to pay restitution and costs.

If we were ordered to rescind all purchases of our common stock by stockholders not affiliated with us, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $10.3 million, as of June 30, 2006. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.6 million through June 30, 2006. In addition, we may be liable for the $1.3 million that we anticipate offering to non-management optionees. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

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

SFAS 5 par 8 provides that an estimated loss from a loss contingency shall be accrued by a charge to income if both of the following conditions are met: 1) Information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements.  It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss.  2) The amount of loss can be reasonably estimated.

The accompanying financial statements do not include any adjustments that might result from the outcome for this uncertainty.

9.       Subsequent Event

On July 12, 2006 the Company entered into a Loan and Security Agreement with LaSalle Retail Finance.  The Agreement provides for a $10 million revolving Line of Credit and the term of the agreement is for four years.  The assets of the Company are pledged as collateral and under certain conditions the maximum amount of the line can be increased to $15 million.

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

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability efficiently and effectively to source closeout merchandise and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring “no reserve” auctions, a $1 minimum opening bid and a unique 15-second auction extension period that allows our auctions to continue until all bids are received.  The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website. Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; and watches.  We believe we are the second largest online retailer of jewelry based on revenue and the largest online jewelry auction Internet site based on web traffic.

In assessing our business, we consider operational and non-financial performance metrics, such as average selling price per order, average orders per day, average items sold per day, acquisition cost per new buyer, and number of new buyers. We averaged daily sales of approximately 7,730 items or 2,832 orders with an average sales transaction amount per order of $133 in the three month period ended June 30, 2006.

We sell to consumers looking for reliable bargains on jewelry. Because we purchase and retain all of our jewelry inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of our products. We operate in a highly competitive market with low barriers to entry. By selling our own merchandise, we provide a buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from third-party sellers. We also provide a 15-day return policy on all merchandise. We believe that many of our customers resell merchandise that they purchase from our auctions on eBay, at local auctions, and through other retail channels. Our auctions are conducted 24 hours a day, seven days a week. We also offer 24-hour online customer support.

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

We recognize merchandise sales upon shipments made to consumers that are fulfilled from our warehouse. We generally require online payment by credit card or other electronic payment methods at the point of sale. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns and charge backs from customers.

We report shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As such, in the Statement of Operations all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

We derive commission’s revenue from sales of Certified Merchant merchandise that is owned by third parties and recognize that revenue when services have been rendered. For commission revenue, we recognize as revenue only the commission portion of the price our customers pay for the purchased products because we are acting as an agent in such transactions. Commissions are also reduced by the impact of returns and other discounts redeemed to obtain such sales.

We recognize advertising revenue, which consists primarily of pop-unders, when the services are rendered and the advertising revenue is known and collectible.

We include auction transaction fee revenue in net revenue. The 3% auction transaction fee is applied to all merchandise sales, including shipping and handling, but not to sales tax or commissions.

Inventory Reserve

We record reserves against our inventory for lower of cost or market equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Beginning from the three months ended June 30, 2006 we will only record reserves of 100% of the value of inventory held for more than one year and will no longer record reserves for 50% of the value of inventory held for between six months and one year. If the previous method of estimating reserves had been used, the inventory reserves would have been higher by $138,000.

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

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, ‘‘Accounting for Stock-Based Compensation,’’ and SFAS No. 148, ‘‘Accounting for Stock-Based Compensation-Transition and Disclosure,’’ which amended SFAS No. 123, we disclosed pro forma net income and net income per share as if the fair value based method had been applied in measuring compensation expense. The disclosure provisions of SFAS No. 148 were effective for financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure requirements in the first quarter of 2003. This information is contained in Note 1 to our financial statements. The fair values of options and shares issued pursuant to our option plan at each grant date were estimated using the Black-Scholes option pricing model. Because there has been no public market for our common stock, we used the minimum value method in determining the expected volatility of our common stock was zero. The transition provisions did not have an impact on our financial position or results of operations as we did not elect to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS No. 123.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued. We intend to use the Black-Scholes option pricing model to estimate the value of our options in implementing SFAS 123R and will use the calculated method to determine expected volatility, rather than the minimum value method, which we previously used to determine expected volatility. Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the period prior to 2006, we did not account for forfeitures, as all options granted were fully vested at the date of grant and were not subject to any service period conditions. We expensed stock-based compensation on the date of grant, as all options granted prior to January 1, 2006, vested immediately. In the future, we anticipate that stock-based compensation will include vesting provisions and therefore stock-based compensation expense in the future will be reduced for estimated forfeitures.

We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Under this transition method, we are required to recognize compensation cost beginning January 1, 2006 for the portion of outstanding awards for which the requisite service has been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for our pro forma disclosures. As of June 30, 2006, all stock options outstanding were fully vested, and we did not issue any stock-based payment awards in the three months and six months ended June 30, 2006. Therefore, the adoption of SFAS 123R did not affect our results of operations. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

  Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Net Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	20.1%	23.7%	19.0%	25.1%
Operating Expenses:
General & Administrative	13.9%	10.6%	13.1%	10.1%
Sales & Marketing	4.0%	8.8%	4.1%	7.8%
Pre-IPO costs	—	3.8%	—	1.8%
Depreciation & Amortization	0.2%	0.2%	0.2%	0.2%
Total Operating Expenses	18.1%	23.4%	17.4%	19.9%
Profit from Operations	2.0%	0.3%	1.6%	5.2%
Interest income	—	0.1%	—	0.1%
Income tax expense	—	0.0%	—	0.1%
Net Income	2.0%	0.4%	1.6%	5.2%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from shipping and handling, transaction fee revenue, commissions from Certified Merchants, and advertising revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Net Sales
Merchandise sales	90.6%	84.8%	90.5%	84.9%
Shipping & handling	9.1%	12.1%	9.1%	11.9%
Transaction fees	—	3.1%	—	3.1%
Commissions	0.3%	0.0%	0.4%	0.1%
Advertising	0.0%	0.0%	0.0%	0.0%
Total Net Sales	100.0%	100.0%	100.0%	100.0%

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and related benefit costs for our employees. These expenses also include fulfillment, customer service, technology, professional fees, other general corporate expenses, and stock-based compensation, consisting substantially of stock option grants and stock grants to employees and consultants. We anticipate that our compensation expense under SFAS No. 123(R) will increase in future periods.

Sales and Marketing Expenses

Our marketing expenses consist primarily of costs associated with paid website searches, contextual marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factor in increasing demand for our jewelry products and increasing net revenue.

Public offering costs

These costs consist primarily of regulatory filing fees, accountant fees, legal fees and printing expenses incurred in the planned initial public offering.

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2006

Net income in the three months ended June 30, 2006 was $147,000, or $0.01 per basic and diluted share. In the three months ended June 30, 2005, net income was $370,000 and net income per basic and diluted share was $0.02.  Net revenue increased by 79.7 % in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 while the net income decreased by 60.3% over the same period.  The decrease in net income was due to the expensing of pre-IPO costs of $1.2 million offset by increased revenue and improved profit margins.  Gross profit margin in the second quarter of 2006 was 23.7 % compared to 20.1% in the second quarter of 2005.

Net Revenue

Net revenue increased 79.7% to $32.4 million in the three months ended June 30, 2006 from $18.1 million in the three months ended June 30, 2005. This increase in net revenue was due primarily to the increase in registered buyers at our website, growth in demand for our jewelry products and the increase in average dollar amount per order. In the three month period ended June 30, 2006 we stopped charging commissions for Certified Merchants that sell on our website, and we do not expect that this change in policy will materially affect our results of operations.

Gross Profit

 Gross profit increased 112 % to $ 7.7 million in the three months ended June 30, 2006 from $3.6 million in the three months ended June 30, 2005.  The increase in gross profit resulted from the increase in gross profit as a percentage of net sales to 23.7 % for the three months ended June 30, 2006 compared to 20.1% for the three months ended June 30, 2005 and from the increase in sales revenue which rose by $14.3 million for the three months ended June 30, 2006 from the three months ended June 30, 2005. The implementation of transaction fee charges of 3.0% since November 2005 has improved gross profit performance in the current three month period ended June 30, 2006.

 General and Administrative Expenses

 General and administrative expenses increased 37.6 % to $3.4 million in the three months ended June 30, 2006 from $2.5 million in three months ended June 30, 2005. The increase in general and administrative expenses was due in general to our overall growth and specifically in payroll and payroll related expenses which increased by $0.5 million over the period.

Sales & Marketing Expenses

Sales and marketing expenses increased 297% to $2.8 million in the three months ended June 30, 2006 from $714,000 in the three months ended June 30, 2005. This increase resulted primarily from increased marketing campaigns and the increased cost of online advertising to attract new buyers. Sales and marketing expenses as a percentage of net revenue increased to 8.8% in the three months ended June 30, 2006 from 4.0% in 2005. We expect our sales and marketing expenses to continue to increase in absolute dollars, as we intend to continue increasing our online marketing campaign in order to attract new customers.

Public offering costs

On June 29, 2006, we decided to postpone our initial public offering in order to reduce the initial public offering overhang (shares available for sale following the initial public offering) by requesting that our shareholders enter into a lock-up agreement for a period of 180 days.  Accordingly, in June 2006, we expensed $1.2 million, consisting of offering costs related to the planned initial public offering.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2006

Net income in the six months ended June 30, 2006 was $3.4 million, or $0.15 per basic and $0.14 per diluted share.  In the six months ended June 30, 2005, net income was $0.6 million and net income per basic and diluted share was $0.02.  Net revenue increased by 73.1 % in the six months ended June 30, 2006 compared to the six months ended June 30, 2005, and net income increased by 461 % over the same period.

Net Revenue

Net revenue increased 73.1 % to $ 67.1 million in the six months ended June 30, 2006 from $38.8 million in the six months ended June 30, 2005 This increase in net revenue was due primarily to the increase in registered buyers at our website, growth in demand for our jewelry products and the increase in average dollar amount per order. In the second quarter of 2006 we stopped charging commissions for Certifed Merchants that sell on our website, and we do not expect this change in policy will materially affect our results of operations.

Gross Profit

Gross profit increased 129% to $16.9 million in the six months ended June 30, 2006 from $7.4 million in the six months ended June 30, 2005 The increase in gross profit resulted from the increase in gross profit as a percentage of net sales to 25.1 % for the six months ended June 30, 2006 compared to 19.0% for the six months ended June 30, 2005 and from the increase in net revenue which rose by $28.3 million for the six months ended June 30, 2005 from the six months ended June 30, 2005. The implementation of transaction fee charges of 3.0% since November 2005 has improved gross profit performance in the current six month period ended June 30, 2006.

General and Administrative Expenses

General and administrative expenses increased 33.5 % to $6.8 million in the six months ended June 30, 2006 from $5.1 million in the six months ended June 30, 2005. The increase in general and administrative expenses was primarily due to the increase in payroll and payroll related expenses which increased by $1.1million.

Sales & Marketing Expenses

Sales and marketing expenses increased 230 % to $5.2 million in the six months ended June 30, 2006 from $1.6 million in the six months ended June 30, 2005.  The increase in sales and marketing expenses was attributable to increased marketing campaigns and to the increased cost of such online marketing this period relative to the corresponding period last year. Sales and marketing expenses as a percentage of net revenue increased to 7.8% in the six months ended June 30, 2006 from 4.1% in 2005. We expect our sales and marketing expenses to continue to increase in absolute dollars, as we intend to continue increasing our online marketing campaign in order to attract new customers.

Public offering costs

On June 29, 2006, we decided to postpone our initial public offering in order to reduce the initial public offering overhang (shares available for sale following the initial public offering) by requesting that our shareholders enter into a lock-up agreement for a period of 180 days.  Accordingly, in June 2006, we expensed $1.2 million, consisting of offering costs related to an initial public offering.

Additional Quarterly Data

	Three Months Ended June 30,
	2005	2006
Average sales amount per order (gross)	$106	$133
Average orders per day	2,381	2,832
Average items sold per day	6,699	7,730
Acquisition cost per new buyer	$30	$49
Number of new buyers	22,651	57,520

Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and cash generated from operations. The significant components of our working capital are inventory and liquid assets such as cash and accounts receivable, reduced by post-dated check financing, accounts payable, accrued expenses and deferred revenue. Our business model contains beneficial working capital characteristics: while we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.

As of June 30, 2006, we had a working capital surplus of $4.5 million and have no short or long-term debt obligations. The “post-dated check financing” reflected on our balance sheets results from post-dated checks outstanding. It is customary for our vendors to accept checks post-dated by 60 days as extended payment for purchase of merchandise.

Net cash provided by operating activities was $228,000 in the six months ended June 30, 2006 compared to net cash provided of $130,000 in the six months ended June 30, 2005. The net cash in the six months ended June 30, 2006 was affected mainly by changes in net income, inventories, post-dated check financing, accounts payable, accrued expenses and deferred revenue. The net cash in the six months ended June 30, 2005 was affected mainly by changes in net income, inventories, post-dated check financing and accounts payable. We recorded net income of $3.4 million in the six months ended June 30, 2006 compared to $613,000 in the six months ended June 30, 2005. Cash flows from net income were used to meet our working capital requirements. In the six months ended June 30, 2006, inventories increased by $824,000, post-dated check financing decreased by $613,000, accounts payable decreased by $2.6 million, accrued expenses increased by $1.2 million and deferred revenue decreased by $686,000. In the six months ended June 30, 2005, inventories decreased by $3.7 million, post-dated check financing decreased by $1.7 million and accounts payable decreased by $1.6 million. Inventories and accounts payable generally increase in line with sales growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins.

Net cash used in investing activities was $234,000 in the six months ended June 30, 2006 compared to $125,000 in the six months ended June 30, 2005. During the six months ended June 30, 2006, net cash used for investing activities was related to capital expenditures mainly for computer equipment and in the six months ended June 30, 2005 was related to capital expenditures mainly for office and computer equipment.

We believe that cash and cash equivalents currently on hand, cash flows from operations and the availability of a $10 million revolving line of credit will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure, and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventory we carry; and other factors relating to our business. Enhancement of our website, network infrastructure, and transaction processing systems will require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We anticipate increasing our system expenditures to accommodate these needs in the future. We may require additional financing in the future in order to execute our operating plan. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt or equity. We may not be able to obtain any necessary additional funds on a timely basis, on acceptable terms, or at all.

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

ITEM 1.A. RISK FACTORS

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

The success of our business depends, in part, on our ability to offer our customers a wide variety of jewelry that they can purchase at prices that are substantially below those of traditional jewelry retailers. We do not have any formal or binding supply agreements with any of our manufacturers, distributors, or other suppliers for our supply of jewelry products. As a result, we do not have a guaranteed supply of jewelry products at favorable prices. Our inability to maintain and expand our jewelry supply relationships or the inability of our suppliers to continue to supply us with jewelry products at favorable prices would substantially harm our business and results of operations.

In addition, we have a heavy concentration of inventory purchases from a small number of suppliers. Our top five suppliers accounted for approximately 40.1% and 51.1% of our total purchases in the three months ended June 30, 2005, and 2006, respectively. In the three months ended June 30, 2005 and 2006, we purchased 19.3% and 19.5%, respectively, of our merchandise from Los Angeles Jewelers, Inc., a jewelry manufacturer and liquidator.

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

We had $16.6 million in inventory as of June 30, 2006. If our sales increase, we will be required to increase our inventory proportionately. Consumer tastes and preferences for jewelry products can change rapidly, thereby exposing us to significant inventory risks. Currently, because the products we sell typically consist of closeout merchandise from manufacturers, distributors, and other suppliers, we have less control over the specific items that we offer for sale than we would if we primarily ordered goods for manufacture for us. In addition, it is important that we are able to purchase jewelry that we perceive to be in demand. The demand for specific products can change between the time we order items and when we sell them. As a result, we may be required to take significant inventory markdowns, which could reduce our gross margin, if we do not accurately predict these trends or if we overstock unpopular merchandise.

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

In 2005, and in the six months ended June 30, 2006, 19.2% and 19.0%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities or any website content localized for foreign markets. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

Prior to fiscal year 2004 we experienced significant operating losses. At June 30, 2006, we had an accumulated deficit of $23.5 million. We cannot be certain that the improvements in our operations resulting since 2004 will continue in the future. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources.”

We may default on our obligations, if we are unable to generate sufficient cash through sales in a timely manner.

Since our formation, we have funded our operations through the sale of equity securities and cash generated from operations. The working capital characteristics of our business have allowed us to collect cash from sales to customers within several business days of the related sale, while we typically have extended payment terms with our suppliers. We do not, however, have any formal or binding supply agreements with any of our suppliers, manufacturers, distributors, or other suppliers or any other formal agreements with them on payment terms. Accordingly, there is a risk that we may default on our obligations if we are unable to generate sufficient cash through sales in a timely manner or through our credit facility.

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

We regard the protection of our trademarks, copyrights, domain name, trade dress, and trade secrets as critical to our success. We rely on a combination of common law as well as trademark, copyright, trade dress, and trade secret laws to protect our intellectual property rights. We also have entered into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent development of similar intellectual property by others. We also are pursuing the registration of our domain name, trademarks, and service marks in the United States and internationally. Effective trademark, copyright, patent, trade dress, trade secret, and domain name protection is very expensive to maintain and may require litigation. We must protect our trademarks, copyrights, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

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

Various legal rules and regulations related to privacy and the collection, dissemination, and security of personal information may adversely affect our marketing efforts.

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

We may be subject to a tax liability for past sales and our future sales may decrease if we are required to collect sales and use taxes on the products we sell.

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

Our performance depends substantially upon David Zinberg, our Chairman of the Board, President, and Chief Executive Officer, who has extensive experience with the purchase and sale of jewelry, art, and collectibles through non-traditional channels, including through liquidation. We rely on Mr. Zinberg to make critical operational decisions on a daily basis, such as product offerings and purchases, and to make key strategic plans. We have an employment agreement with Mr. Zinberg extending through 2009. The loss of the services of Mr. Zinberg would adversely affect our business and operations.

Holders of common stock issued by us in prior offerings are entitled to rescind their purchases.

From our inception until mid-2003, we raised over $20.5 million in gross equity capital by selling shares of our common stock to approximately 830 investors at prices ranging from $4.00 to $6.00 per share with a weighted average share price of $4.50. We also issued shares of common stock to about 30 persons in exchange for services and other non-cash consideration valued in excess of $5.5 million and issued options to purchase common stock to approximately 250 individuals at a weighted average exercise price of $4.45. After conducting these sales of our securities, we determined that these sales were not exempt from the registration requirements under the Securities Act of 1933 and similar provisions of laws of the states in which our stockholders reside, because certain of our employees who solicited investors engaged in “general solicitation” of securities. In addition, these employees received compensation for selling our common stock and were required to be licensed as broker-dealers with the Securities and Exchange Commission, or SEC, and various state authorities, but they were not so licensed. In such situations, a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including a right of rescission, civil penalties, a restraining order or injunction, and a court order to pay restitution and costs.

If we were ordered to rescind all purchases of our common stock by stockholders not affiliated with us, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $10.3 million, as of June 30, 2006. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.6 million through June 30, 2006. In addition, we may be liable for the $1.3 million that we will offer to non-management optionees as the optionees did not receive information regarding our potential liability for these violations of federal and state securities laws. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. If any or all of the offerees reject a rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all options and common stock granted or issued since the date of issuance plus any statutory interest we may be required to pay.

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

Our founder, executive officers, and directors will together own approximately 37.4% of our common stock as of June 30, 2006. As a result, they will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us, and discourage a takeover.

During June 2006, we reincorporated in Delaware, and the Delaware certificate of incorporation and the Delaware General Corporation Law, or DGCL, contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. The Delaware certificate of incorporation also authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” The Delaware certificate of incorporation divides our Board of Directors into three classes, with one class to stand for election each year for a three-year term after the initial election. The classification of directors tends to discourage a third party from initiating a proxy solicitation or otherwise attempting to obtain control of our company and may maintain the incumbency of our Board of Directors, as this structure generally increases the difficulty of, or may delay, replacing a majority of directors. The Delaware bylaws authorize our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships.

ITEM 6.  EXHIBITS.

4.1	Specimen of Common Stock Certificate(1)

10.6	2006 Stock Award Plan (2)

10.7	Client Service Agreement between Administaff Companies II, L.P. and Bidz.com, Inc., dated January 2, 2006 (3)

10.8	Employment Agreement between Bidz.com, Inc. and David Zinberg, dated June 6, 2006 (4)

10.9	Employment Agreement between Bidz.com, Inc. and Lawrence Kong, dated June 6, 2006 (5)

10.10	Loan and Security Agreement by Bidz.com, Inc. and LaSalle Retail Finance, dated July 12, 2006

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

(1)    Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-132545) as filed with the Commission on or about June 14, 2006.

(2)    Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 333-132545) as filed with the Commission on or about March 17, 2006.

(3)    Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-132545) as filed with the Commission on or about May 5, 2006.

(4)    Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-132545) as filed with the Commission on or about June 9, 2006.

(5)    Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-132545) as filed with the Commission on or about June 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM, INC.

	By:	/s/ DAVID ZINBERG

David Zinberg
President and Chief Executive Officer

	By:	/s/ LAWRENCE KONG

Lawrence Kong
Principal Accounting Officer

Dated: August 14, 2006