Form 10-Q
period 2006-09-30
Bidz.com, Inc.
filed 2006-11-14
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period to

Commission file number 000-51257

BIDZ.COM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4728109
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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
☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of November 13, 2006: 23,348,904

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

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	December 31,	September 30,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash	$7	$2,236
Accounts receivable, net	886	881
Inventories, net of reserves of $331and $450 at December 31, 2005 and September 30, 2006 respectively	15,921	21,512
Prepaid inventory		1,037
Other current assets	158	310

Total current assets	16,972	25,976

Property and equipment, net	384	504
Intangible asset	150	150
Deposits	240	140
	$17,746	$26,770

Liabilities and Stockholders’ Equity
Current liabilities:
Post-dated check financing (includes related party amounts of $2,184 and $420 at December 31, 2005 and September 30, 2006 respectively)	$5,315	$1,906
Accounts payable (includes related party amounts of $2,712 and $4,069 at December 31, 2005 and September 30, 2006 respectively)	7,297	12,358
Accrued expenses	1,774	5,017
Deferred revenue	1,577	1,641
Total current liabilities	15,963	20,922

Commitments and contingencies	—	—
Stockholders’ equity:
Common Stock: no par value; authorized 50,000,000 shares; issued and outstanding 23,312,500 at December 31, 2005 and par value $0.001; authorized 100,000,000 shares; issued and outstanding 23,348,904 at September 30, 2006	28,830	23
Additional Paid in capital	—	29,026
Shares Held in Treasury, at cost, 115,000 shares at September 30, 2006	—	(690)
Deferred stock-based compensation	(100)	—
Accumulated deficit	(26,947)	(22,511)
Total stockholders equity	1,783	5,848
	$17,746	$26,770

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006

Net revenues:
Merchandise sales and shipping	$21,058	$27,061	$59,683	$94,132
Commissions	40	—	186	55
Advertising	—	—	2	2

	21,098	27,061	59,871	94,189

Cost of revenues	16,760	20,399	48,164	70,660

Gross Profit	4,338	6,662	11,707	23,529

Operating expenses:
General and administrative	2,430	3,052	7,521	9,847
Sales and marketing	1,163	2,531	2,752	7,776
Public offering costs	442	—	442	1,231
Depreciation and amortization	40	74	116	195

Total operating expenses	4,075	5,657	10,831	19,049

Income from operations	263	1,005	876	4,480

Other Income-Interest Income	8	19	8	77

Income before income taxes	271	1,024	884	4,557

Income taxes	27	27	27	121

Net income	$244	$997	$857	$4,436
Net income per share - basic	$0.01	$0.04	$0.03	$0.19
Net income per share - diluted	$0.01	$0.04	$0.03	$0.19
Weighted average number of shares outstanding - basic	23,312,500	23,310,791	24,678,712	23,311,930
Weighted average number of shares outstanding - diluted	23,829,724	23,800,934	25,201,688	23,803,978

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2006

Cash flows provided by (used for) operating activities:
Net income	$857	$4,436

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	116	195
Change in inventory reserve	(83)	119
Amortization of deferred stock-based compensation	150	100
Stock based compensation	16	219
Changes in assets and liabilities: (Increase) decrease in assets:
Accounts receivable	59	5
Inventories	(2,129)	(5,710)
Prepaid Inventory	—	(1,037)
Other current assets	59	(152)
Deposits	250	100
Increase (decrease) in liabilities:
Post-dated check financing	997	(3,409)
Accounts payable	(142)	5,061
Accrued expenses	40	3,243
Deferred revenue	(56)	64
Net cash provided by (used for) operating activities	134	3,234

Cash flows (used for) investing activities:
Capital expenditures	(137)	(315)
Net cash provided by (used for) investing activities	(137)	(315)
Cash flows provided by (used for) financing activities:
Payments for repurchase of common stock	—	(690)
Net cash provided by (used for) financing activities	—	(690)

Net increase (decrease) in cash	(3)	2,229
Cash, beginning of period	5	7
Cash, end of period	$2	$2,236

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$18	$185

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for asset purchased	$57	$—

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(NUMBERS IN THOUSANDS, EXCEPT FOR PER SHARE NUMBERS)
(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2005 filed in the form 10-K Annual Report by the Company on March 29, 2006. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of September 30, 2006 and the results of operations for the three month and nine month periods ended September 30, 2005 and 2006 and the cash flows for the nine month periods ended September 30, 2005 and 2006.  The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia in recent years. Revenue generated from the United States accounted for approximately 78.8% and 76.4% of net revenue for the three months ended September 30, 2005 and 2006, respectively and 79.8% and 79.7% of net revenue for the nine months ended September 30, 2005 and September 30, 2006, respectively.

For the nine month period September 30, 2006, we reported net income of $4.4 million and net cash provided from operating activities of $3.2 million. As of September 30, 2006, we had current assets of $ 26.0 million and current liabilities of $20.9 million or working capital of $5.1 million. Available cash was $ 2.5 million before post-dated checks and was $2.2 million net of post-dated checks.

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

Recent Accounting Pronouncements

In September of 2006 the FASB issued SFASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement plans-an amendment of FASB Statements No. 87, 88, and 132R.” The statement requires employers to account for the over or under funded status of defined benefit postretirement plans as an asset or liability and recognized changes in the funded status through comprehensive income.  This statement currently has no impact on our financial statements.

In September 2006, the FASB issued Statement SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 157, but does not expect the adoption of FAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007.  This statement currently has no impact on our financial statements.

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

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”  The pronouncement, among other things, permits fair value measurements for hybrid financial instruments.  In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  This pronouncement requires entities to recognize a servicing asset or servicing liability under certain circumstances.  Neither of these pronouncements have any impact on our financial statements.

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

We will use the Black-Scholes option pricing model to estimate the value of options under SFAS 123R. Because all of our stock options outstanding as of September 30, 2006 were fully vested, we do not anticipate any material impact on our results of operations by the adoption of SFAS 123R.

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

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method for the three month and nine month periods ended September 30, 2006 and 2005.  The following table sets forth the computation of basic and diluted net income per share

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Basic and diluted net income per share:

Numerator:
Net income	$244	$997	$857	$4,436

Denominator:

Weighted common shares outstanding	23,312,500	23,310,791	24,678,712	23,311,930

Effect of dilutive securities	517,224	490,143	522,976	492,048

Denominator for diluted calculation	23,829,724	23,800,934	25,201,688	23,803,978

Net income per share, basic	$0.01	$0..04	$0.03	$0.19

Net income per share, diluted	$0.01	$0.04	$0.03	$0.19

3.                                      Stock Based Compensation

Prior to January 1, 2006, we measured compensation expense to employees for our stock option incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” We did not record employee stock based compensation expense in the Statement of Operations for the three month and nine month periods ended September 30, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended, SFAS No. 123, we disclosed the pro forma net income and net income per share as if the fair value based method had been applied in measuring compensation expense. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 in December 2002 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expanded the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the three months and nine months ended September 30, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

At September 30, 2006, the Company has one stock-based employee compensation plan (the 2006 Stock Option Plan replacing the 2002 Stock Option Plan and the 2001 Stock Option Plan). The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

(In thousands, except share and per share data)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net Income, as reported	$244	$857
Compensation recognized under APB 25	—	—
Compensation recognized under SFAS 123		178
Pro-forma net income (loss)	$244	$679

Net Income (loss) per share:
Basic - as reported	$0.01	$0.03
Basic - pro-forma	$0.01	$0.03
Diluted - as reported	$0.01	$0.03
Diluted - pro-forma	$0.01	$0.03

The Black-Scholes option pricing formula was used to estimate the fair value of the stock based compensation under SFAS 123. For the three month and nine month periods ended September 30, 2005, 4% risk free interest rate, 0% dividend rate, 0% volatility and $6.00 market value

Deferred Stock Compensation

On June 30, 2001, we issued 250,000 shares of common stock to our CFO that became fully vested on June 30, 2006.  The amount of the deferred stock compensation expensed by us was based on the fair market value of our common stock on the date of grant and was amortized on a straight-line basis over the five-year vesting period.

To meet the statutory obligation for the applicable income and other employment taxes, 115,000 shares were surrendered back to us in the three months ended September 30, 2006 and a net-share settlement was effected. Based on a fair market value of $6.00 per share on the vesting date, the CFO’s tax obligations to the taxing authorities were approximately $690,000. The fair market value of $6.00 per share was determined based on a combination of factors that include recent share transactions between shareholders and an independent valuation of the Company. The net-share settlement had the effect of share repurchases by us as they reduced and retired the number of shares outstanding and did not represent an expense to us. The 115,000shares  are reflected in the financial statements as “Treasury Shares.”  The CFO received no cash proceeds and taxes were paid directly to the taxing authorities subsequent to the quarter ended September 30, 2006.  We subsequently awarded the CFO in October 2006  options to purchase 115,000 shares at $6.00 per share.

Stock Award

We have awarded and issued a total of 36,404 shares of common stock for the three months ended September 30, 2006. Man Jit Singh and Peter Hanelt received an initial stock award of 10,000 shares each. In lieu of receiving stock options, non-employee directors may elect to receive one share of common stock for each option to purchase two shares of common stock. Upon joining the Board of Directors, each non-employee director will receive an initial grant of options to purchase 20,000 shares of common stock. The Marketing Director was granted a stock award of 15,000 shares and an independent consultant was granted 1.404 shares for services. The fair market value of the shares granted was at $6.00 a share and this was determined based on a combination of factors that include recent share transactions between shareholders and an independent valuation of the Company. The stock-based expense for the three months ended September 30, 2006 totaled $219,000.

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

The following is a summary of stock option activity as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value
Outstanding at January 1, 2006	8,342,000	$5.63
Granted	0	—
Exercised	0	—
Forfeited	0
Expired	(46,500)	$4.87
Outstanding at September 30, 2006	8,295,500	$5.63	3.99	$3,048,375
Vested at September 30, 2006	8,295,500	$5.63	—	$3,048,375
Exercisable at September 30, 2006	8,295,500	$5.63	3.99	$3,048,375

We did not issue any options in the three months and nine months ended September 30, 2006, and no options vested during this period, as all outstanding options were fully vested, and no options were exercised.  Accordingly, no compensation cost has been charged against income for the three months and nine months ended September 30, 2006, and there was no recognized tax benefit related thereto.

5.             Concentrations

            Purchases from two vendors amounted to $8.9 million, and $8.1 million representing 45% and 34% of the total purchases during the three months ended September 30, 2005 and 2006 respectively. Purchases from two vendors amounted to $18.5 million, and $29.1 million representing 42% and 39% of the total purchases during the nine months ended September 30, 2005 and 2006 respectively. Outstanding accounts payable to the two major vendors (net of amounts of post dated checks) totaled $3.2 million and $4.3 million as of December 31, 2005 and September 30, 2006, respectively. These vendors were holding post-dated checks amounting to $2.5 million and $420,000 as of December 31, 2005 and September 30, 2006, respectively.  Loss of any of these vendors may have a negative impact on the operations of the Company.

6.                                      Segment and Geographic Information:

Net revenue by geographic area presented based upon the country of destination. No other foreign country represented 10% or more of net revenue for three-month and nine-month periods ended September 30, 2005 and 2006. Net revenue by geographic area was as follows:

(in thousands, except percentage data)

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2005		2006		2005		2006

United States	$16,619	78.8%	$20,687	76.4%	$47,789	79.8%	$75,041	79.7%
International	4,479	21.2	6,374	23.6	12,082	20.2	19,148	20.3

Total	$21,098	100.0%	$27,061	100.0%	$59,871	100.0%	$94,189	100%

7.                                      Related Party Transactions

During the three months ended September 30, 2005 and 2006, the Company purchased approximately 40% and 29%, respectively, of merchandise from LA Jewelers, Inc.  During the nine months ended September 30, 2005 and 2006, the Company purchased approximately 37% and 33%, respectively. One of the owners of Los Angeles Jewelers owns 1,200,000 shares of the Company’s common stock as of September 30, 2006.

Our Vice-President of Technology is a major shareholder of Technolect, Inc. which provided technology consulting services to us in the amount of $0 for the three months ended September 30, 2006 and $12,000 in the nine months ended September 30, 2006. We own 10% of the common stock of Technolect, Inc.

which we acquired for nominal consideration at the inception of Technolect, and have otherwise made no investments in Technolect. As of September 30, 2006, we have a cost basis of $0 in Technolect.

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

Cartier v. Bidz.com

We are a defendant in a lawsuit filed by Cartier, and Cartier International, B.V., in the United States District Court Southern District of New York in April 2006. The lawsuit alleges that Cartier has proprietary rights, including trade dress, patents, trademarks, copyrights and others, in watch designs known as a Tank, Tank Francaise, Tank Americaine, Panthere and Pasha De Cartier Grille, and Tank Devan, and further alleges that we have infringed upon those rights by selling watches bearing copies of one or more of the watch designs. We intend to defend the lawsuit vigorously. We do not believe the outcome of the case will have a materially adverse effect on our financial position.  The court has yet to set a trial date.

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

If we were ordered to rescind all purchases of our common stock by stockholders not affiliated with us, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $10.8 million, as of September 30, 2006. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.7 million through September 30, 2006. In addition, we may be liable for the $1.3 million that we anticipate offering to non-management optionees. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

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

9.                                      Subsequent Event

On October 18, 2006 the company sold all its remaining art inventory to a certified merchant for $335,000 which constitute less than one percent of the our third quarter 2006 net revenue. An ex-employee of our company is a substantial owner of the certified merchant.

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

In assessing our business, we consider operational and non-financial performance metrics, such as average selling price per order, average orders per day, average items sold per day, acquisition cost per new buyer, and number of new buyers. We averaged daily sales of approximately 7,293 items or 2,587 orders with an average sales transaction amount per order of $124 in the three month period ended September 30, 2006.

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

Revenue Recognition

We derive our revenue from five sources: merchandise sales, shipping revenue, auction transaction fee revenue, commission revenue and advertising revenue. In accordance with SAB 104, we recognize revenue from all five sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

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

Prepaid Inventory

We record payments made to our suppliers for purchases we have yet to receive. These payments are recorded as prepaid inventory until they are in our physical procession and satisfactorily examined; we then categorize them as inventory.

Inventory Reserve

We record reserves against our inventory for lower of cost or market equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Beginning from the three months ended June 30, 2006 we will only record reserves of 100% of the value of inventory held for more than one year and will no longer record reserves for 50% of the value of inventory held for between six months and one year..

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

We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Under this transition method, we are required to recognize compensation cost beginning January 1, 2006 for the portion of outstanding awards for which the requisite service has been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for our pro forma disclosures. As of September 30, 2006, all stock options outstanding were fully vested, and we did not issue any stock-based payment awards in the three months and nine months ended September 30, 2006. Therefore, the adoption of SFAS 123R did not affect our results of operations. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2006	2005	2006

Net Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	20.6	24.6	19.6	25.0
Operating Expenses:
General & Administrative	11.5	11.2	12.6	10.5
Sales & Marketing	5.5	9.4	4.6	8.3
Public Offering Costs	2.1	0.0	0.7	1.3
Depreciation & Amortization	0.2	0.3	0.2	0.2
Total Operating Expenses	19.3	20.9	18.1	20.3
Profit from Operations	1.3	3.7	1.5	4.7
Interest income	0.0	0.1	0.0	0.1
Income tax expense	0.1	0.1	0.0	0.1
Net Income	1.2%	3.7%	1.5%	4.7%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from shipping and handling, auction transaction fee, commissions from Certified Merchants, and advertising revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2006	2005	2006

Net Sales
Merchandise sales	88.8%	84.4%	89.9%	84.8%
Shipping & handling	11.0	12.6	9.8	12.1
Transaction fees	—	3.1	—	3.1

Commissions	—	—	—	—

Advertising	—	—	—	—
Total Net Sales	100.0%	100.0%	100.0%	100.0%

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

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2006

Net income in the three months ended September 30, 2006 was $997,000, or $0.04 per basic and diluted share. In the three months ended September 30, 2005, net income was $244,000 and net income per basic and diluted share was $0.01. Net revenue increased by 28.3% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 while the net income increased by 309% over the same period. The increase in net income was due to increased revenue, improved profit margins and a reduction in accrued compensation of $250,000. Gross profit margin in the third quarter of 2006 was 24.6% compared to 20.6% in the third quarter of 2005.

Net Revenue

Net revenue increased 28.3% to $27.1 million in the three months ended September 30, 2006 from $21.1 million in the three months ended September 30, 2005. This increase in net revenue was due primarily to the growth in demand for our jewelry products and the increase in average sales amount per order.

Gross Profit

Gross profit increased 53.6% to $6.7 million in the three months ended September 30, 2006 from $4.3 million in the three months ended September 30, 2005. The increase in gross profit resulted from the increase in gross profit as a percentage of net sales to 24.6% for the three months ended September 30, 2006 compared to 20.6% for the three months ended September 30, 2005 and from the increase in sales revenue which rose by $6.0 million for the three months ended September 30, 2006 from the three months ended September 30, 2005. The implementation of transaction fee charges of 3.0% since November 2005 has improved gross profit performance in the current three month period ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses increased 25.6% to $3.1 million in the three months ended September 30, 2006 from $2.4 million in three months ended September 30, 2005. The increase in general and administrative expenses was due in general to our overall growth and includes increases in payroll and payroll related expenses. General and administrative expenses would have increased by 40% if $250,000 in accrued compensation had not been reduced.

Sales & Marketing Expenses

Sales and marketing expenses increased 118% to $2.5 million in the three months ended September 30, 2006 from $1.2 million in the three months ended September 30, 2005. This increase resulted primarily from increased marketing campaigns and the increased cost of online advertising to attract new buyers. Sales and marketing expenses as a percentage of net revenue increased to 9.4% in the three months ended September 30, 2006 from 5.5% in 2005. We expect our sales and marketing expenses to continue to increase in absolute dollars, as we intend to continue increasing our online marketing campaign in order to attract new customers.

Comparison of Nine Months Ended September 30, 2005 to Nine Months September 30, 2006

Net income in the nine months ended September 30, 2006 was $4.4 million, or $0.19 per basic and $0.19 per diluted share. In the nine months ended September 30, 2005, net income was $857,000 and net income per basic and diluted share was $0.03. Net revenue increased by 57.3% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 and net income increased by 418% over the same period.

Net Revenue

Net revenue increased 57.3% to $ 94.2 million in the nine months ended September 30, 2006 from $59.9 million in the nine months ended September 30, 2005 This increase in net revenue was due primarily to the increase in registered buyers at our website, growth in demand for our jewelry products and the increase in average sales amount per order.

Gross Profit

Gross profit increased 101% to $23.5 million in the nine months ended September 30, 2006 from $11.7 million in the nine months ended September 30, 2005 The increase in gross profit resulted from the increase in gross profit as a percentage of net sales to 25.0% for the six months ended September 30, 2006 compared to 19.5% for the nine months ended September 30, 2005 and from the increase in net revenue which rose by $34.3 million for the nine months ended September 30, 2005 from the nine months ended September 30, 2005. The implementation of transaction fee charges of 3.0% since November 2005 has improved gross profit performance in the current nine month period ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses increased 30.9% to $9.8 million in the nine months ended September 30, 2006 from $7.5 million in the nine months ended September 30, 2005. The increase in general and administrative expenses was in line with our overall growth and includes increases in payroll and payroll related expenses.

Sales & Marketing Expenses

Sales and marketing expenses increased 182% to $7.8 million in the nine months ended September 30, 2006 from $2.8 million in the nine months ended September 30, 2005. The increase in sales and marketing expenses was attributable to increased marketing campaigns and to the increased cost of such online marketing this period relative to the corresponding period last year. Sales and marketing expenses as a percentage of net revenue increased to 8.3% in the nine months ended September 30, 2006 from 4.6% in 2005. We expect our sales and marketing expenses to continue to increase in absolute dollars, as we intend to continue increasing our online marketing campaign in order to attract new customers.

Additional Quarterly Data

	Three Months Ended September 30,
	2005	2006
Average sales amount per order (gross)	$108	$124
Average orders per day	2,381	2,587
Average items sold per day	6,669	7,293
Acquisition cost per new buyer	$27	$51
Number of new buyers	42,875	49,412

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

As of September 30, 2006, we had a working capital surplus of $5.1 million and have no short or long-term debt obligations. The “post-dated check financing” reflected on our balance sheets results from post-dated checks outstanding. It is customary for our vendors to accept checks post-dated by 60 days as extended payment for purchase of merchandise.

Our post-dated check financing procedures have changed this quarter. In prior periods we have recorded post-dated checks to vendors as though the checks had cleared our bank and therefore reduced outstanding accounts payable. We now employ “positive pay” procedures with our financial institution, which preclude post-dated checks from clearing prior to the check date. Therefore, post-dated checks to vendors remain in accounts payable until the date of the check. The post-dated check financing reflected on our financial statements at September 30, 2006 reflects those checks that are not subject to our new procedures. By year end we anticipate that all post-dated checks provided to vendors will be subject to “positive pay.” At September 30, 2006 our financial statements reflect post-dated check financing of $1.9 million and outstanding accounts payable of $12.4 million. This compares with $5.3 million of post-dated check financing at December 31, 2005 and outstanding accounts payable of $7.3 million. Accounts payable have increased proportionately as post-dated check financing has decreased.

Net cash provided by operating activities was $3.2million in the nine months ended September 30, 2006 compared to net cash provided of $134,000 in the nine months ended September 30, 2005. The net cash in the nine months ended September 30, 2006 was affected mainly by changes in net income, inventories, other assets, post-dated check financing, accounts payable and accrued expenses. The net cash in the nine months ended September 30, 2005 was affected mainly by changes in net income, inventories and post-dated check financing. We recorded net income of $4.4 million in the nine months ended September 30, 2006 compared to $857,000 in the nine months ended September 30, 2005. Cash flows from net income were used to meet our working capital requirements. In the nine months ended September 30, 2006, inventories increased by $5.7 million, prepaid inventory increased by 1.0 million, post-dated check financing decreased by $3.4 million, accounts payable increased by $5.1 million and accrued expenses increased by $3.2 million. The increase in accrued expenses was in large part attributable to accrued inventory purchases. In the nine months ended September 30, 2005, inventories increased by $2.1 million and post-dated check financing increased by $997,000. Inventories and accounts payable generally increase in line with sales growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins. We are building inventory in anticipation of increased sales during the holiday season in the fourth quarter.

Net cash used in investing activities was $315,000 in the nine months ended September 30, 2006 compared to $137,000 in the nine months ended September 30, 2005. During the nine months ended September 30, 2006, net cash used for investing activities was related to capital expenditures mainly for computer equipment and in the nine months ended September 30, 2005 was related to capital expenditures mainly for office and computer equipment.

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

Cartier v. Bidz.com

We are a defendant in a lawsuit filed by Cartier, and Cartier International, B.V., in the United States District Court Southern District of New York in April 2006. The lawsuit alleges that Cartier has proprietary rights, including trade dress, patents, trademarks, copyrights and others, in watch designs known as a Tank, Tank Francaise, Tank Americaine, Panthere and Pasha De Cartier Grille, and Tank Devan, and further alleges that we have infringed upon those rights by selling watches bearing copies of one or more of the watch designs. We intend to defend the lawsuit vigorously. We do not believe the outcome of the case will have a materially adverse effect on our financial position. The court has yet to set a trial date.

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

In addition, we have a heavy concentration of inventory purchases from a small number of suppliers. Our top five suppliers accounted for approximately 53.8% and 50.1% of our total purchases in the nine months ended September 30, 2005, and 2006, respectively. In the three months ended September 30, 2005 and 2006, we purchased 40.3% and 28.9%, respectively, of our merchandise from Los Angeles Jewelers, Inc., a jewelry manufacturer and liquidator.

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

The market for online auctions is rapidly evolving and intensely competitive. We expect competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new websites at relatively low cost using commercially available software.

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

We had $ 21.5 million in inventory and $1.0 million of prepaid inventory as of September 30, 2006. If our sales increase, we will be required to increase our inventory proportionately. Consumer tastes and preferences for jewelry products can change rapidly, thereby exposing us to significant inventory risks. Currently, because the products we sell typically consist of closeout merchandise from manufacturers, distributors, and other suppliers, we have less control over the specific items that we offer for sale than we would if we primarily ordered goods for manufacture for us. In addition, it is important that we are able to purchase jewelry that we perceive to be in demand. The demand for specific products can change between the time we order items and when we sell them. As a result, we may be required to take significant inventory markdowns, which could reduce our gross margin, if we do not accurately predict these trends or if we overstock unpopular merchandise.

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

In 2005, and in the nine months ended September 30, 2006, 19.2% and 20.3%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities or any website content localized for foreign markets. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

All our inventory is stored at our warehouse/office facility in Culver City, California. Consequently, our merchandise supply is vulnerable to fire, flood, earthquakes, and similar events that may impact our facility. Any damage to or loss of all or a significant portion of our inventory could cause significant delays in shipment of goods to our customers, resulting in negative publicity about and diminished customer confidence in our website. In addition, we may experience theft of our products while they are being held in inventory or during the course of their shipment to our customers by third-party carriers. We have implemented security measures to prevent such theft and maintain insurance to cover losses resulting from theft. Nevertheless, we could incur significant losses from theft, which would substantially harm our business and results of operations, if our security measures fail, losses exceed our insurance coverage, or we are not able to maintain insurance at a reasonable cost.

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

Prior to fiscal year 2004 we experienced significant operating losses. At September 30, 2006, we had an accumulated deficit of $22.5 million. We cannot be certain that the improvements in our operations resulting since 2004 will continue in the future. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources.”

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

If we were ordered to rescind all purchases of our common stock by stockholders not affiliated with us, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $10.8 million, as of September 30, 2006. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.7 million through September 30, 2006. In addition, we may be liable for the $1.3 million that we will offer to non-management optionees as the optionees did not receive information regarding our potential liability for these violations of federal and state securities laws. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

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

Our founder, executive officers, and directors will together own approximately 37.0% of our common stock as of September 30, 2006. As a result, they will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

Dated: November 13, 2006