Form 10-K
period 2006-12-31
Bidz.com, Inc.
filed 2007-03-16
CIK 1324105

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0063 Expires: January 31, 2008 Estimated average burden hours per response.. 2,196.00
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file Number  000-51257

BIDZ.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4728109
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3562 Eastham Drive, Culver City, California	90232
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code      (310) 280-7373

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the price at which the common stock was last sold was approximately $63,173,000. For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for others purposes.

The number of shares outstanding of the registrant’s common stock was 23.252,654 as of March 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of our definitive proxy statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

BIDZ.COM, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

2

Part I

Item 1.           Business

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and effectively source jewelry merchandise and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring “no reserve” auctions, a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website. Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; and watches. We offer to sell products through our website at www.bidz.com.

We sell to consumers looking for reliable bargains on jewelry. Because we purchase and retain all of our jewelry inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We provide a trustworthy and secure buying environment with a 15-day return policy on all merchandise. We believe that some of our customers are resellers intending to sell our goods in secondary markets, such as on eBay, at local auctions, and through other retail channels. These resellers have the opportunity to purchase products at lower prices than they would receive from manufacturers or other distributors. Our auctions are conducted 24 hours a day, seven days a week. We also offer daily telephone customer support for payments, 24-hour live-help and e-mail customer support.

The following aspects of our innovative auction model differentiate us from other auction websites:

•                  a $1 minimum bid format with no reserve,

•                  interactive auctions with 15-second time extensions for all auctions each time a bid is received within 15 seconds of termination of the auction, and

•                  short-term auctions, often lasting less than one hour, providing our customers immediate gratification to encourage frequent visits and active viewing of our website.

There is no charge to a potential buyer for registering on our website or placing bids. Buyers have access to a broad selection of items without expensive additional markups or commissions to intermediaries. Our website offers detailed product information, including photographs of our merchandise. Our website also provides a dynamic display of auto-refreshing screens, enabling our customers to follow our in-progress auctions in real-time. Successful bidders are automatically notified when an auction is completed. To assist users further, we offer customer support via phone, live-help and e-mail seven days a week. We provide a mechanism for our customers to provide comments and feedback on their bidding and purchasing experience.

We purchase jewelry inventory directly from manufacturers and liquidators. We also closely monitor our sales trends to assess consumer demand for certain jewelry styles and categories and purchase such non-closeout inventory directly from manufacturers. We have eliminated various inefficiencies and mark-ups associated with traditional intermediaries in the jewelry market. Our sourcing model provides a critical alternative liquidation channel for manufacturers, for which disposal of closeout inventory represents a significant challenge. We have the flexibility to purchase a variety of lot sizes, and our centralized warehouse and fulfillment center enables our suppliers to ship their products to a single location, easing the burden on their infrastructures. We have developed a database of product descriptions and pictures that enables us rapidly to post inventory for sale. In addition, we closely monitor sales and gross margin trends of our products on a daily basis, allowing us to select carefully additional products for purchase and adjust supplier pricing as necessary.

We also maintain a Certified Merchant Program, which allows independent online merchants to sell on our auction website a variety of goods, such as art and collectibles. Items sold through our Certified Merchant program represented less than 1% of our net revenue in 2006.

History

We commenced operations in early 1998 by offering a limited selection of merchandise for sale on eBay’s website through our predecessor, Asset Lenders of America, a group of 11 collateral lending stores. In the fall of 1998, we formed Bidz.com, Inc., acquired Asset Lenders of America, and purchased the domain name www.bidz.com . In February 1999, we launched the www.bidz.com website and began offering closeout jewelry through our auction format. In November 1999, we merged Asset Lenders of America into our company.

Industry Overview

Growth of Online Commerce and the Online Auction Market

The Internet’s development into a significant global medium for communication, content, and commerce has led to substantial growth in online shopping and has provided online retailers with new opportunities to eliminate intermediaries from the traditional retail supply chain. Internet usage and online commerce continue to grow worldwide. The growth can be attributed to factors such as an increased awareness of the convenience of online shopping, an expanded range of products available online, improvements in security and electronic payment technology, and increased access to broadband Internet connections facilitating online shopping.

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

dominant retailers insisting on just-in-time deliveries from manufacturers;

dominant retailers often demanding to cancel orders mid-production and returning unsold merchandise;

rapid changes in style, color, or models, turning inventory into closeout merchandise;

incorrect estimates of consumer demand leading to overproduction; and

changes in a retailer’s financial situation or strategy resulting in cancelled orders.

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

Entertaining auction format.     We offer our customers the excitement of winning an item that may not be available in the future. We offer short-term, live auctions, many lasting less than one hour, providing our customers an alternative to the traditional, longer auction format. We believe the shorter time frame of our auctions encourages repeat visits and active viewing of our website.

Broad product selection.     We offer a broad selection of jewelry, including rings, necklaces, earrings, bracelets, jewelry sets, and watches. Our selection includes gold and silver jewelry, as well as jewelry with precious and semi-precious stones. We also sell individual and sets of gemstones.

Product quality assurance.     We provide detailed and accurate descriptions of each product. Our trained product specialists inspect our jewelry, utilizing the Gemological Institute of America Diamond and Colored Stone Grading System prior to posting on our website for auction. We guarantee the quality of our products through our 15-day return policy on all of our merchandise with a money-back guarantee if the product is not as described on our website. Items that are returned that are identical to their description are subject to a restocking fee, which is 15% of the original purchase price. Shipping fees are non-refundable. Our commitment to quality and product description accuracy is demonstrated by consistently low return rates on our items, which were approximately 3% of all items sold in 2006.

Prompt fulfillment and responsive customer service.     We maintain in inventory all the products we offer on our website, enabling us to ensure prompt order fulfillment and delivery to our customers. Our customer service representatives are available seven days a week, via live-help and e-mail, and are trained to provide assistance and answer a broad range of questions regarding payment, delivery, and other matters.

Positive shopping experience.     Our easy-to-navigate website provides our customers with clear and detailed information about our products, including multiple photographs of many items. Customers can bid on our products 24 hours a day, seven days a week. Buyers are provided a five-day payment grace period on all products purchased.

Value to Suppliers

Jewelry manufacturers continually look for a cost-effective, efficient way to sell their regular and closeout inventory. Our ability to purchase jewelry in various quantities provides a critical one-stop inventory clearance alternative for manufacturers and an efficient sales channel for liquidators that purchase closeout inventory from manufacturers.

Single source for product disposition:     Unlike many multi-store retail chains that often require large lot purchases to stock appropriate levels of inventory at their multiple locations, we have the flexibility to buy and sell both small and large jewelry lots in a highly efficient manner. As a single source for the sale of regular and closeout jewelry products, we provide suppliers with greater control of distribution by reducing the need to spread products across multiple channels. In addition, manufacturers and liquidators are often required to adhere to stringent product quantity and delivery schedule requirements. Products not delivered on time or in exact amounts are returned. We have the flexibility to tailor our purchasing to a supplier’s needs with regard to quantity, variety, and timing.

Resolution of channel conflict:     Manufacturers seek to avoid liquidating their products through traditional retail channels in which their discounted products may be sold alongside their full-price products. Such side-by-side selling can result in weaker pricing and decreased brand strength, which is known as channel conflict or sales channel pollution. As a result, many manufacturers turn to liquidation wholesalers and discount retailers. These liquidation channels, however, provide manufacturers limited control over distribution and are unreliable and expensive to manage. Because we offer an alternate online distribution channel that focuses on the sale of jewelry, our suppliers are able to sell their discounted jewelry independently of their full-priced products. We believe this enables our suppliers to avoid customer confusion and potential loss of sales of their full-priced jewelry products.

Profitable alternative for suppliers:     We eliminate the various inefficiencies and mark-ups associated with traditional intermediaries, and our high volume of sales from a single location provides us with favorable inventory turnover and lower inventory carrying and handling costs versus traditional jewelry retailers.

Growth Strategy

Our objective is to become the leading online jewelry retailer. We intend to achieve this objective through the following strategies:

Expanding our customer base by maintaining and expanding our relationships with third-party search engines, Internet portals, and websites and by increasing our online advertising expenditures within these channels;

Enhancing sourcing relationships by expanding the number of suppliers from which we opportunistically purchase regular and closeout inventory, thereby assuring consistent availability of a wide variety of designs and styles of jewelry, and purchasing for cash from suppliers that do not extend credit terms and to obtain better supplier pricing;

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

Marketing

Our marketing strategy is designed to generate consumer traffic by increasing awareness of our website and recognition of our brand, building a loyal buyer base, and maximizing repeat purchases. Our website has experienced substantial growth in users and buyers, as evidenced through data compiled by us through the measurement tools on our website.

Our marketing and advertising efforts consist primarily of the following initiatives:

Search marketing:     We purchase search engine advertising primarily at an auction based price, which is paid each time a potential customer clicks on one of our advertisements. We currently maintain advertising relationships with, among others, Google (US, UK, Australia, Canada, European Union, South East Asia, Mid East and South America), Yahoo Overture (US, UK and Australia), Looksmart USA and MIVA for search engine advertising.

Online banner marketing:     We utilize banner advertisements and product data feeds from the largest banner advertising channels. We focus on contextual and behavioral advertisements that appear on websites related to jewelry, fashion, shopping and women’s lifestyle. The Company maintains portal advertising relationships with Yahoo, MSN, Casale Media, Advertising.com, ValueClick Media, Tribal Fusion and others. The fee structure for our purchase of banner advertisements is based on a set price for an action (such as clicks or new buyers), or on a cost per thousand basis, for which we pay a set fee per thousand banner advertisements that appear on the selected websites.

E-mail campaigns:     We utilize an electronic direct marketing program to encourage prospect activation, customer referrals, customer retention, repeat purchases and customer acquisition. This program includes permission-based e-mail marketing to visitors who indicate a desire to continue to receive product recommendations and promotional discounts. We purchase e-mail direct marketing for a set fee per thousand e-mails sent or for each new lead from websites and marketing agencies that meet our policies against spamming. We also purchase on a cost per action basis such as clicks, new registration users and new buyers.

Affiliate programs:     We attract customers by participating in affiliate programs. Our affiliate programs offer other website operators an opportunity to earn commissions by providing their visitors access to our website. We use Link Share for our U.S. and U.K. programs and Commission Junction for our European affiliate programs. We also work with several other Affiliate Networks including Azoogle, Hydra Media and CPA Empire. In so doing, we intend to extend the reach of our website and draw customers from a variety of other websites. By participating in our affiliate programs, website publishers earn volume-based commissions by directing customers to our website.

Sourcing Strategy

We purchase closeout inventory directly from manufacturers and liquidators. We also closely monitor our sales trends to assess consumer demand for certain jewelry styles and categories and purchase regular jewelry inventory directly from manufacturers. We have eliminated various inefficiencies and mark-ups associated with traditional intermediaries in the jewelry market. Our sourcing model provides a critical alternative liquidation channel for manufacturers, for which disposal of closeout inventory represents a significant challenge. We have the flexibility to purchase a variety of lot sizes, and our centralized warehouse and fulfillment center enables our suppliers to ship their products to a single location, easing the burden on their infrastructure. We have developed a database of product descriptions and pictures that enables us rapidly to post inventory for sale. In addition, we closely monitor sales and gross margin trends of our products on a daily basis, allowing us to select carefully additional products for purchase and adjust supplier pricing as necessary.

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

We do not have any supply arrangements with our suppliers to purchase jewelry on favorable terms and conditions. We do not have any formal or binding supply agreements with any of our suppliers, manufacturers, distributors, or other suppliers. We purchase and carry in inventory all of the products we offer for sale to ensure availability and expedited delivery. Currently, we acquire inventories from our suppliers on a revolving credit basis, with payment typically due within 60 days. In an effort to achieve cost efficiencies and a more diverse supplier base, we have started to acquire substantially more products on a cash basis. This strategy will allow for more flexibility with respect to product selection, reduce our product costs, and enlarge our supply relationships by allowing us to purchase from vendors that do not extend credit to their customers.

In 2006, we started purchasing loose diamonds and semi-previous stones and delivering them to manufacturers to produce into finished jewelry inventory. This allows us to reduce our product costs and this source of inventory is expected to grow in future periods.

Merchandising Strategy

We seek to maintain profitability while providing variety and value to our customers by carefully selecting the types of products we post on our website at any given time, the duration of the auction for each item, and the frequency with which we repost comparable items after sales. We actively monitor our auctions and sales so that we are able to adjust continually the makeup and quantity of goods on our website at any given time. Since bids on all company-owned merchandise start at $1, losses are incurred on approximately 15% to 25% of the items sold on an annual basis. The risks associated with a $1 minimum bid auction are mitigated by profits generated from items sold at a gain, which resulted in an overall 23.7% gross profit margin in 2006.

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

Certified Merchant Program

We created the Certified Merchant Program to provide our customers the opportunity to purchase products beyond just those in our inventory.  Online auctions offer merchants the ability to minimize their risk of price erosion on unsold products.  This opportunity has created great interest in our Certified Merchant Program.  We ensure that the same value and reliability we provide to our customers is also provided by our Certified Merchants through a comprehensive application process and continued monitoring of Certified Merchants participating in the program.

All prospective program participants must complete an on-line application and is required to provide a list of references and a copies of both a business and a reseller license. Additionally, each applicant must submit a valid credit card to be kept on file at our offices. We review each application and contact references for each applicant.  We also conduct background checks of each applicant through Dunn & Bradstreet or the Better Business Bureau.

If selected to participate in the Certified Merchant Program, the Certified Merchant must agree to comply with our rules, policies and regulations.  All Certified Merchant products listed on our website must be in stock and available for immediate shipment. All Certified Merchants must offer a 15-day money back guarantee on all products listed on our website. We manage and monitor compliance of our Certified Merchants through customer complaints and verify all complaints immediately.  We have a “No Tolerance” rule for unethical activities, or any activities that violate the consumers’ trust.  At our discretion, if any Certified Merchant engages in activity unacceptable to us, such Certified Merchant’s products will be immediately removed from our website and the Certified Merchant will no longer be permitted to participate in our program.

If a customer bids on and wins a product on our website listed by a Certified Merchant, the customer will purchase the product not through our website but by making the payment directly to the Certified Merchant. The Certified Merchant is expected to ship the purchased product to the customer within 7 days of receipt of the payment.

As of December 31, 2006, we have approximately 40 Certified Merchants. We maintain only the larger Certified Merchants and discontinued business with smaller merchants.  From April 2006, most Certified Merchants are allowed to sell without a fee to us. This is intended to attract good Certified Merchants and provide a greater variety of products on our website. We intend to expand our Certified Merchant Program by creating relationships with leading established retailers of electronics, hard to find collectibles, and other products.

Technology Operations

Both our website user interface and back-office transaction processing systems are internally developed. This proprietary system maintains records for our registered users, sales invoicing and cash receipts, auction transactions, inventory control, and historical transaction data. Our system handles all aspects of the auction process, including notifying users via e-mail of auction status.

Our system architecture is built on industry-standard platforms that are designed to provide continuous service 24 hours a day, 365 days per year. Our website servers are located at a third-party co-location facility operated by Alchemy Communications in downtown Los Angeles. Alchemy provides redundant web-facing communications lines and emergency power backup. The back-office processing system is housed in our headquarters in Culver City and communicates with Alchemy over three independent T1 lines. These systems include both PostgreSQL and Microsoft SQL database engines operating in a multi-processing Linux environment designed to accommodate large volumes of online traffic and are configured for high fault tolerance with redundancy and load balancing. Our Internet servers utilize VeriSign Inc. digital certificates to provide secure website communications for sales and payment transactions.

We are currently planning to scale up our auction system infrastructure to enable systems operations to perform at greater capacity and develop a second co-location in a different region to provide greater load balancing and disaster recovery. We utilize the firewall protection and the services of TrustWave, which provides regular scanning of our systems for security vulnerabilities.

At December 31, 2006, we had a technology and development staff of 17. We have structured the technology and development into two distinct departments: software development and production support. We anticipate that we will continue to devote significant resources to product development and product management in the future as we add new features and functionality.

Customer Service and Fulfillment Operations

An important element of our sales strategy is to provide a high level of customer service support in order to establish long-term relationships with our customers and encourage repeat visits and purchases. Our customer service support staff provides detailed payment, billing, and delivery guidance and is trained to answer a broad array of questions regarding auctions and payments conducted on our website. Our informed and helpful staff, together with the informative and educational aspects of our website, promotes customer confidence in purchase decisions.

At December 31, 2006, we had a customer service and billing staff of 21. We utilize automated online live-help, e-mail and phone systems to route traffic to our customer service and billing support representatives to provide personalized assistance. The customer service center operates between the hours of 8:00 a.m. and 5:00 p.m., Pacific time, seven days a week for telephone support and 24 hours a day for online live-help and e-mail support. We outsource substantially all of our online live-help and e-mail support.

Customers may utilize the following payment methods: credit card, money orders, and checks. We also offer our customers the opportunity to make payments using PayPal and Bill-Me-Later services. We require payment to be received by us prior to shipping the merchandise.

We maintain a fraud prevention department to detect suspect payments. Our internal system flags suspect payments when the billing address or other pertinent information does not match cardholder information. Our fraud department then requests that the customer provide additional information to verify identity before shipment is made.

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

Our goal is to fulfill purchase orders on a timely, secure, and accurate basis. Following payment, the merchandise is packaged for shipment. We inspect and track each product at all stages of the receiving and order fulfillment process. Customer orders are typically delivered within seven business days, depending on the shipping method. Most purchases are delivered with signature or delivery confirmation. We ship all products via nationally recognized carriers, such as Federal Express and the U. S. Postal Service. All of our shipments are fully insured.

We have a 15-day return policy on all of our merchandise with a money-back guarantee if the product is not as described on our website. Items that are returned that are as described are subject to a 15% restocking fee. Our facility has security controls and restricted access and has been designed for the prompt receipt, storage, and shipment of our products. In addition, we have security guards on duty 24 hours a day, seven days a week to patrol the premises.

Seasonality

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday shopping season. Approximately 29.3%, 33.9% and 28.5% of our net revenue in 2004, 2005 and 2006, respectively, was generated during the fourth quarter. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will be in the fourth quarter.

Competition

The online jewelry auction market is new, rapidly evolving, and intensely competitive with relatively low barriers to entry, as new competitors can launch websites at relatively low cost. We believe that competition in the online jewelry market is based predominantly on the following:

price,

product quality and selection,

vendor reliability,

shopping convenience,

customer service, and

brand recognition.

We currently compete with a variety of online auction jewelry sellers, such as eBay and uBid; online liquidation companies, such as Overstock; and online jewelry retailers, such as Blue Nile. We also compete with traditional offline jewelry retail chains, such as Zales, Finlay Fine Jewelry, and Reed’s Jewelers, as well as with department and discount and other stores that sell jewelry at wholesale prices, such as Wal-Mart, Target, J. C. Penney, and Costco, as well as with QVC and Home Shopping Network. We compete primarily on the basis of our prices, the selection of merchandise, and our website functionality and ease-of-use. The negative factors relating to our competitive position relate primarily to the relative size and name recognition of our competitors.

As the online regular jewelry and liquidation market grows, we believe that companies involved in online retail, as well as traditional retailers and liquidation brokers, will increase their efforts to develop services that compete with our online services. We also face potential competition from online companies not yet focused on the liquidation market and from retail companies not yet operating online.

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

Intellectual Property

We regard our domain names and similar intellectual property as critical to our success. However, we do not hold any patents or registrations on such intellectual property. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates, and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, others may independently develop substantially similar intellectual property. Although we are pursuing the registration of our key trademarks and patents in the United States, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark and patent protection may not be available or may not be sought by us in every country in which our products are made available online.

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

Employees

At December 31, 2006, we had 198 full-time employees. We may utilize part-time employees, temporary employees, and independent contractors to respond to fluctuations in our business. None of our employees is covered by a collective bargaining agreement with us, and we consider our relations with our employees to be good.

We have an agreement with Administaff, a professional employer organization, to manage all payroll processing, workers’ compensation, health insurance, and other employment-related benefits for our employees. Although Administaff processes our payroll and pays our workers’ compensation, health insurance and other employment-related benefits, we are responsible for such payments and for complying with state and federal employment regulations, as well as all personnel management policies and procedures that are maintained by Administaff. We pay Administaff a fee based on the aggregate salaries paid to our employees for these services.

Delaware Reincorporation

On June 22, 2006 the Company reincorporated in the state of Delaware. In connection with our reincorporation in Delaware, we are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 4,000,000 shares of undesignated preferred stock, $0.001 par value.

The following discussion describes the Delaware Certificate of Incorporation and the Bylaws that was adopted and is intended to be a summary and does not describe all provisions of our certificate of incorporation or bylaws or Delaware law that may be applicable to us. For a more thorough understanding of the terms of our capital stock, you should refer to our certificate of incorporation and bylaws, which have been filed as exhibits to this report.

Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted upon by stockholders. There will be no cumulative voting. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by our Board of Directors out of funds legally available for that purpose. In the event of the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding preferred stock. The common stock has no preemptive or conversion rights, other subscription rights, or redemption or sinking fund provisions.

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors, without any vote or action by the holders of our common stock, to issue preferred stock from time to time in one or more series. Our Board of Directors are authorized to determine the number of shares and to fix the designations, powers, preferences, and the relative, participating, optional, or other rights of any series of preferred stock. Issuances of preferred stock would be subject to the applicable rules of Nasdaq or other organizations on which our securities are then quoted or listed. Depending upon the terms of preferred stock established by our Board of Directors, any or all series of preferred stock could have preference over the common stock with respect to dividends and other distributions and upon our liquidation. If any shares of preferred stock are issued with voting powers, the voting power of the outstanding common stock would be diluted. No shares of preferred stock are presently outstanding, and we have no present intention to issue any shares of preferred stock.

Anti-Takeover Effects of Provisions of the Certificate of Incorporation and Bylaws

General

Our Delaware certificate of incorporation, our bylaws, and the DGCL contain certain provisions that could delay or make more difficult an acquisition of control of our company not approved by our Board of Directors, whether by means of a tender offer, open market purchases, a proxy contest, or otherwise. These provisions have been implemented to enable us, particularly but not exclusively in the initial years of our existence as a publicly owned company, to develop our business in a manner that will foster our long-term growth without disruption caused by the threat of a takeover not deemed by our Board of Directors to be in the best interests of our company and our stockholders. These provisions could have the effect of discouraging third parties from making proposals involving an acquisition or change of control of our company even if such a proposal, if made, might be considered desirable by a majority of our stockholders. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our Board of Directors or our current management without the concurrence of our Board of Directors.

There is set forth below a description of the provisions contained in our Delaware certificate of incorporation and bylaws and the DGCL that could impede or delay an acquisition of control of our company that our Board of Directors has not approved. This description is intended as a summary only and is qualified in its entirety by reference to our certificate of incorporation and bylaws, which are included as exhibits to this report, as well as the DGCL.

Authorized but Unissued Preferred Stock

Our certificate of incorporation authorizes our Board of Directors to issue one or more series of preferred stock and to determine, with respect to any series of preferred stock, the terms and rights of such series without any further vote or action by our stockholders. The existence of authorized but unissued shares of preferred stock may enable our Board of Directors to render more difficult or discourage an attempt to obtain control of our company by means of a proxy contest, tender offer, or other extraordinary transaction. Any issuance of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of common stock, including the loss of voting control to others. The existence of authorized but unissued shares of preferred stock will also enable our Board of Directors, without stockholder approval, to adopt a “poison pill” takeover defense mechanism. We have no present plans to issue any shares of preferred stock.

Number of Directors; Removal; Filling Vacancies

Our certificate of incorporation and bylaws provides that the number of directors shall be fixed only by resolution of our Board of Directors from time to time. Our certificate of incorporation provides that directors may be removed by stockholders for cause by the affirmative vote of a majority of the shares entitled to vote. Delaware law provides that vacancies on the Board of Directors may be filled only by a majority vote of the remaining directors or by the sole remaining director.

Classified Board

Our certificate of incorporation provides for our board to be divided into three classes, as nearly equal in number as possible, serving staggered terms. Approximately one-third of our board will be elected each year. See “Management—Board of Directors.” The provision for a classified board could prevent a party who acquires control of a majority of our outstanding common stock from obtaining control of the board until our second annual stockholders meeting following the date the acquirer obtains the controlling share interest. The classified board provision could have the effect of discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us and could increase the likelihood that incumbent directors will retain their positions.

Stockholder Action

Our certificate of incorporation provides that stockholder action may be taken only at an annual or special meeting of stockholders. This provision prohibits stockholder action by written consent in lieu of a meeting. Our certificate of incorporation and bylaws further provide that special meetings of stockholders may be called only by our Chairman of the Board of Directors, Chief Executive Officer, President, or Secretary, and shall be called by any such person at the request in writing of a majority of the Board of Directors. Stockholders are not permitted to call a special meeting or to require our Board of Directors to call a special meeting of stockholders.

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

Advance Notice for Stockholder Proposals and Director Nominations

Our bylaws establish an advance notice procedure for stockholder proposals to be brought before any annual or special meeting of stockholders and for nominations by stockholders of candidates for election as directors at an annual meeting or a special meeting at which directors are to be elected. Subject to any other applicable requirements, including, without limitation, Rule 14a-8 under the Exchange Act, only such business may be conducted at a meeting of stockholders as has been brought before the meeting by, or at the direction of, our Board of Directors, or by a stockholder who has given our Secretary timely written notice, in proper form, of the stockholder’s intention to bring that business before the meeting. The presiding officer at such meeting has the authority to make such determinations. Only persons who are nominated by, or at the direction of, our Board of Directors, or who are nominated by a stockholder that has given timely written notice, in proper form, to our Secretary prior to a meeting at which directors are to be elected, are eligible for election as directors.

Amendments to Bylaws

Our certificate of incorporation provides that only our Board of Directors or the holders of a majority of the shares entitled to vote at an annual or special meeting of stockholders have the power to amend or repeal our bylaws.

Amendments to Certificate of Incorporation

Any proposal to amend, alter, change, or repeal any provision of our certificate of incorporation requires approval by the affirmative vote of a majority of the voting power of all of the shares of our capital stock entitled to vote on such matters.

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

Limitation of Liability and Indemnification of Officers and Directors

Our certificate of incorporation limits the liability of our directors to the fullest extent permitted by the DGCL. In addition, our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by law. We have entered into indemnity agreements with our current directors and executive officers and expect to enter into a similar agreement with any new directors or executive officers.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Continental Stock Transfer & Trust Company. The transfer agent’s address is 17 Battery Place, New York, New York 10004 and its telephone number is (212) 509-4000.

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

We must continue to generate a high volume of visitor traffic to our website and convert those visitors into buyers

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

We do not have a guaranteed supply of jewelry products, and we have a heavy concentration of inventory purchases from our top two suppliers.

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

In addition, we have a heavy concentration of inventory purchases from a small number of suppliers. Our top two suppliers accounted for approximately 48.1%, 42.1% and 31.1% of our total purchases in 2004, 2005, and 2006, respectively. In 2006, we purchased 26.4% of our merchandise from LA Jewelers, Inc., a jewelry manufacturer and liquidator. We purchased a 4.7% of our merchandise from Dialuck Corp. in 2006.

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

Our business and results of operations could be harmed due to the lack of a comprehensive test bed for quality assurance and software application implementation

Our business depends in part on the efficient and uninterrupted operation of our electronic data processing systems. We do not employ a comprehensive test bed that would ensure high quality assurance when implementing changes to our internally developed application systems. Any problems with implementing software upgrades without going through a proper test environment could impact our business by decreasing customer traffic, reducing selling prices, reducing order fulfillment, or lowering net revenue and gross margins, all of which could produce negative publicity and damage our reputation. We plan to build a full featured test environment that will support all changes to our production applications. We are in the process of evaluating and implementing a test and staging environment for validating all changes to our production environment.

Our business operations could be disrupted due to the lack documentation of our internally developed software application systems and dependence on key system developers to maintain the system

Our business depends in part on continuous and uninterrupted online availability to our customers. Our internally developed software application systems are not fully documented and this makes it more difficult to locate and trouble shoot problems that may occur in our systems. Any delays in resolving system problems will result in longer disruptions to the service available to our customers and/or prevent our employees from performing their functions efficiently. The internally developed Auction platform, Billing, Shipping, and Inventory Control systems are not fully documented. We are dependent on institutional knowledge of our key system developers to provide ongoing support and functional enhancements. If we were to lose the services of these key systems support personnel, operations may suffer from system down time that would take longer than desirable to correct and return to normal operations.

We may face increasing costs to acquire new customers.

The acquisition of new customers is a key factor in increasing demand for our jewelry products and increasing our revenue. We currently attract new customers by driving traffic to our website using a marketing and advertising strategy that includes targeted keyword searches, online banner advertising, targeted e-mail advertising, and participation in affiliate programs. We do not maintain long-term contracts or arrangements with any companies, including any search engines, Internet portals, or other websites, and we may not successfully enter into additional relationships or maintain existing ones. Recently, we have experienced significantly higher rates for keyword search advertising. We expect that we may have to pay increasing fees to maintain, expand, or enter into new relationships with third-party search engines, Internet portals, and websites. In addition, traffic to our website could decline if our online marketing programs become less effective or the traffic decreases to the search engines, Internet portals, and websites with which we advertise. Our business could be materially and adversely affected if any substantial number of companies on which we advertise experience financial or operational difficulties or experience other corporate developments that adversely affect their performance. A failure to maintain or expand existing online advertising relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or limit the growth of our business.

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

We currently compete with a number of other companies, and other competitors may appear in the future. Our competitors currently include various online auction services and retailers that offer jewelry, including eBay, Blue Nile, Overstock, and uBid. We also encounter competition from national jewelry retail chains, such as Zales, Kay Jewelers, and Finlay Fine Jewelry, and mass retailers and other enterprises that sell jewelry, such as Wal-Mart, Target, J. C. Penney, Costco, QVC, and Home Shopping Network. Many of our competitors have greater brand recognition, longer operating histories, larger customer bases, and significantly greater financial, marketing, and other resources than we do. Smaller competitors may enter into strategic or commercial relationships with larger, more established, and well-financed companies. Other competitors may enter into exclusive distribution agreements with our suppliers that deny us access to suppliers’ products. Competitors may also devote greater resources to marketing and promotional campaigns and to website and systems technology than we do. We may not be able to compete successfully against current and future competitors or address increased competitive pressures. Furthermore, attempts have been made in the past to develop and market synthetic stones and gems to compete in the market for gemstones and gemstone jewelry. We expect such efforts to continue in the future. If any such efforts are successful in creating widespread demand for synthetic or alternative gemstone products, demand and price levels for our products could decline and our business and results of operations would be substantially harmed.

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

We had $31.2 million in inventory and $3.1 million in prepaid inventory as of December 31, 2006. If our sales increase, we will be required to increase our inventory proportionately. Consumer tastes and preferences for jewelry products can change rapidly, thereby exposing us to significant inventory risks. Currently, because the products we sell also consist of closeout merchandise from manufacturers, distributors, and other suppliers, we have less control over the specific items that we offer for sale than we would if we primarily ordered goods for manufacture for us. In addition, it is important that we are able to purchase jewelry that we perceive to be in demand. The demand for specific products can change between the time we order items and when we sell them. As a result, we may be required to take significant inventory markdowns, which could reduce our gross margin, if we do not accurately predict these trends or if we overstock unpopular merchandise.

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

In 2005 and 2006, 19.2% and 20.8%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities or any website content localized for foreign markets. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

Our failure to protect confidential information of our customers and our network against security breaches could damage our reputation and substantially harm our business and results of operations .

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

We are vulnerable to fraudulent activities on our website, including unauthorized use of customer information and identity theft by third parties .

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

Increased product returns and the failure to predict product returns could substantially harm our business and results of operations .

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

Prior to fiscal year 2004 we experienced significant operating losses. At December 31, 2006, we had an accumulated deficit of $21.6 million. We cannot be certain that the improvements in our operations resulting since 2004 will continue in the future. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources.”

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

Seasonal fluctuations in our net revenue could cause our quarterly results to fluctuate and cause our results of operations to be below expectations .

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter of the calendar year as a result of higher consumer spending during the December holiday season. Approximately 29.3%, 33.9% and 28.5% of our net revenue in 2004, 2005 and 2006, respectively, was generated during the fourth quarter. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will occur in the fourth quarter. In anticipation of any increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher sales and marketing costs and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected sales during any future fourth quarter, it would have a disproportionately large impact on our results of operations for that year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in sales compared with expenses in a given period, which would substantially harm our business and results of operations.

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

We have grown quickly, and our business will suffer if we fail to manage our growth .

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

Descriptions of our jewelry items are not guarantees and may confuse, mislead, or disappoint our customers .

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

We may be unable to protect or enforce our own intellectual property rights adequately, and we may become subject to intellectual property litigation .

We regard the protection of our trademarks, copyrights, domain name, trade dress, and trade secrets as critical to our success. We rely on a combination of common law as well as trademark, copyright, trade dress, and trade secret laws to protect our intellectual property rights. We also have entered into confidentiality and invention assignment agreements with our employees and relevant contractors and nondisclosure agreements with relevant parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent development of similar intellectual property by others. We also are pursuing the registration of our domain name, trademarks, and service marks in the United States and internationally. Effective trademark, copyright, patent, trade dress, trade secret, and domain name protection is very expensive to maintain and may require litigation. We must protect our trademarks, copyrights, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location.

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

We are subject to increasing regulation at the federal, state, and international levels relating to privacy and the use of personal user information designed to protect the privacy of personally identifiable information as well as to protect against its misuse. These laws include the Federal Trade Commission Act, the CAN-SPAM Act of 2003, the Children’s Online Privacy Protection Act, the Fair Credit Reporting Act, the Homeland Security Act, and related regulations. Several states have proposed legislation that would limit the use of personal information gathered online or require online services to establish privacy policies. Moreover, proposed legislation in the United States and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct, and delete personal information stored by companies. These regulations and other laws, rules, and regulations enacted in the future may adversely affect our ability to collect, disseminate, or share demographic and personal information about users and our ability to e-mail or telephone users, which could be costly and adversely affect our marketing efforts .

We may be subject to a tax liability for past sales and our future sales may decrease if we are required to collect sales and use taxes on the products we sell .

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

New and existing regulations could harm our business .

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

Our performance depends substantially upon David Zinberg, our Chairman of the Board, President, and Chief Executive Officer, who has extensive experience with the purchase and sale of jewelry. We rely on Mr. Zinberg to make critical operational decisions on a daily basis, such as product offerings and purchases, and to make key strategic plans. We have an employment agreement with Mr. Zinberg extending through 2009. The loss of the services of Mr. Zinberg would adversely affect our business and operations.

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

If we were ordered to rescind all purchases of our common stock by stockholders not affiliated with us, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $11.3 million, as of December 31, 2006. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.9 million through December 31, 2006. In addition, we may be liable for the $1.3 million that we will offer to non-management optionees as the optionees did not receive information regarding our potential liability for these violations of federal and state securities laws. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

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

Our founder, executive officers, and directors together own approximately 35.2% of our common stock as of December 31, 2006. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman, President and Chief Executive Officer, owns an additional 33.2% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us, and discourage a takeover .

On June 22, 2006, we reincorporated in Delaware, and the Delaware certificate of incorporation and the Delaware General Corporation Law, or DGCL, contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. The Delaware certificate of incorporation also authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” The Delaware certificate of incorporation divides our Board of Directors into three classes, with one class to stand for election each year for a three-year term after the initial election. The classification of directors tends to discourage a third party from initiating a proxy solicitation or otherwise attempting to obtain control of our company and may maintain the incumbency of our Board of Directors, as this structure generally increases the difficulty of, or may delay, replacing a majority of directors. The Delaware bylaws authorize our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

Item 2.           Properties.

We lease a 50,000 square foot facility in Culver City, California, which serves as our corporate headquarters and houses our sales, marketing, research and development, customer service, fulfillment, and warehouse operations. Our lease expires in October 2009. We expect that our current facility will satisfy our needs through 2009.

Item 3.           Legal Proceedings

On November 27, 2006, two of our shareholders filed a lawsuit against us and David Zinberg, our Chief Executive Officer, alleging fraud, rescission breach of fiduciary duties and damages in connection with plaintiffs’ purchase of our common stock.  The aggregate purchase price for the plaintiffs shares was $60,000.  From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. We are not currently a party to any material legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

On December 15, 2005, the Company  held its annual meeting of shareholders, at which time the following directors were elected:  David Zinberg, Lawrence Kong and Garry Itkin.  The number of votes cast for each of the directors was 15,155,000, the number of votes against was 0 and the number of abstentions and broker non-votes was 0.   Effective March 15, 2006, the Board was expanded to five (5) members and two (2) additional directors, Peter Hanelt and Man Jit Singh, were appointed to the Board. On December 18, 2006, Garry Itkin resigned as a director.

Part II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for any of the Company’s securities.  As of December 31, 2006, the number of shares of our common stock that is subject to outstanding options or warrants to purchase common stock is 8,353,000.  As of December 31, 2006, there were 23,233,904 shares of common stock outstanding.

Holders

As of December 31, 2006, there were 1,128 holders of record of our common stock. As of December 31, 2006, we had 79 holders of stock options exercisable for shares of our common stock.

Dividends

We have never declared or paid any dividends on our common stock and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we currently plan to retain any earnings to finance the growth of our business. Payments of any cash dividends in the future will be within the discretion of our Board of Directors and will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights (1)	warrants and rights	column (a))
Equity compensation plans approved by security holders
2006 Stock Award Plan	115,000	$6.00	885,000
2002 Special Stock Option Plan	1,456,500	$3.96	43,500

Equity compensation plans not approved by security holders
2001 Stock Option Plan	731,500	$6.00	168,500
Non-statutory Stock Option (2)	6,050,000	$6.00	—

Total	8,353,000	$5.64	1,097,000

(1)                                The total number of shares of common stock to be issued upon exercise of all outstanding stock options, warrants and rights is 8,353,000 as of December 31, 2006.

(2)                                Includes a non-statutory stock option to purchase 6,000,000 shares at an exercise price of $6.00 per share granted to David Zinberg, our President and Chief Executive Officer.

Recent Sales of Unregistered Securities

During the past three years we have sold the following securities that were not registered under the Securities Act of 1933.  The share issuances were undertaken in reliance on the exemption from registration under the Securities Act of 1933 (the “Act”) set forth in Section 4(2) of the Act or Rule 701 under the Act.

In 2006, we issued 10,000 shares of our common stock to each of our outside directors, Peter Hanelt and Man Jit Singh, as payment of independent director fees.  We also issued 15,000 and 1,404 shares of common to an employee and independent consultant, respectively, for services rendered. The shares of common stock were issued at a price of $6.00 per share. We issued stock options to purchase an aggregate of 235,000 shares of our common stock at an exercise price of $6.00 per share to three of our employees under our 2006 Incentive Stock Plan for services rendered to our company.

In 2005, we issued stock options to purchase an aggregate of 678,500 shares and 25,000 shares of our common stock at an exercise price of $6.00 per share to, respectively, 44 of our employees under our 2001 Stock Option Plan and one non-employee in exchange for services rendered to our company.

In 2004, we issued stock options to purchase an aggregate of 137,000 shares and 25,000 shares of our common stock at an exercise price of $6.00 per share to, respectively, 48 of our employees under our 2001 Stock Option Plan and one non-employee, and issued to our Chief Executive Officer, David Zinberg, non-plan options to purchase 6,000,000 shares of our common stock at an exercise price of $6.00 per share.  In 2004, we also issued an aggregate of 28,544 shares of our common stock to six individuals in exchange for asset purchases, services, and other non-cash consideration at a weighted average price of $5.00 per share.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the fourth quarter of 2006:

			Total Number of	Maximum
			Shares	Number
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	may
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2006	Purchased	Share	Program	Program
October 1 – October 31	—	—	—	—
November 1 – November 30	—	—
December 1 – December 31	15,000	$6.00	—	—
Total	15,000	$6.00	—	—

Pursuant to a Stock Vesting Agreement between the Company and Lawrence Kong, our Chief Executive Officer, 250,000 shares of common stock previously issued to Mr. Kong and subject to vesting provisions vested on June 30, 2006.  Although the Agreement did not allow the Company to withhold any portion of such common stock in order to reimburse us for our income tax withholding obligations associated with the stock vesting, in September 2006, Mr. Kong voluntarily surrendered 115,000 shares of common stock to us to reimburse us for satisfying our tax withholding obligations.  In recognition of the loss to Mr. Kong of the opportunity to derive the benefit of any appreciation of such shares, we issued to Mr. Kong non-qualified stock options for an equal number of shares with an exercise price equal to the fair market value of those shares on the date of grant.

Postponed Initial Public Offering and Rescission Offer

On March 17, 2006, we filed a registration statement in connection with a planned initial public offering of our common stock.  We planned to conduct a rescission offer following the initial public offering in order to address sales of certain of our securities made in violation of certain provisions of federal and state securities laws.  See, “Risk Factors — Holders of common stock issued by us in prior offerings are entitled to rescind their purchases.” In June, 2006, our underwriters informed us that they were unable to complete the offering, primarily because we did not obtain a sufficient number of 180-day “lock-up” agreements from our existing stockholders.  Our underwriters have advised us that they are unable to take our company public in the foreseeable future, unless we obtain a sufficient number of these lock-up agreements.  Accordingly, we postponed our plans to conduct the initial public offering and the rescission offer, and requested for withdrawal of the registration statement that was filed.

If we do not have the financial resources for a rescission offer, any assertion by our stockholders of their legal claims against us could have a material and adverse effect on our liquidity, our financial position, results of operations, and cash flows. Moreover, even if we are successful in obtaining the financing necessary to conduct a rescission offer and make such offer to our stockholders, if, prior to the rescission offer, any stockholders who acquired their common stock in our offerings sell their common stock for less than the price at which they purchased their shares, they will be entitled to recover from us damages equal to the difference between their investment amount plus interest from the date of issuance and the value or price of the security at the time of its sale. Because these stockholders will no longer own our common stock, we will not be able to extinguish these damage claims by offering to rescind the stockholder’s purchase of our common stock.

The probability that stockholders would assert a claim against us and the extent of the our liability, if any, are contingent on a number of factors, including a stockholder’s desire to rescind his or her purchase based on the price of our rescission offer and the key purchase price of the tender for shares, applicable legal precedent, and statutes of limitation. As of the date of this filing, two of our shareholders have filed actions seeking a rescission of their investment in our common stock, which was in the aggregate $60,000, and unspecified damages.  Based on current facts known to management at this time, management does not believe that assertion of any such claims by the Company’s shareholders in a material amount is probable. Accordingly, no accruals for either potential amounts payable or reserves have been made at this time.

Item 6.            Selected Financial Data

The selected financial data presented below has been derived from our financial statements. The statement of operations data for each of the fiscal years ended December 31, 2004, 2005, and 2006 and the balance sheet data at December 31, 2005 and 2006 are derived from our audited financial statements that are included in this report. The statement of operations data for the years ended December 31, 2002 and 2003 and the balance sheet data at December 31, 2002, 2003 and 2004 are derived from audited financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected in any future period.

You should read this information together with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report.

	Years Ended December 31,
(in thousands, except per share data)	2002	2003	2004	2005	2006

Statement of Operations Data:

Net Revenue	34,778	47,665	65,324	90,579	131,823
Cost of Revenue	32,315	42,188	53,072	71,257	100,633
Gross Profit	2,463	5,477	12,252	19,322	31,190
Operating Expenses:
General & Administrative	10,336	9,259	8,800	10,938	13,853
Sales & Marketing	1,071	1,960	2,542	5,078	10,300
Rescission and Public Offering Costs	—	—	—	442	1,287
Depreciation & Amortization	91	61	139	157	273
Total Operating Expenses	11,498	11,280	11,481	16,615	25,713
Profit (Loss) from Operations	(9,035)	(5,803)	771	2,707	5,477
Interest income (expense), net	(65)	(27)	—	22	32
Income taxes	—	—	—	(82)	(120)
Net Profit (Loss)	(9,100)	(5,830)	771	2,647	5,389
Net Profit (Loss) common share:
Basic and diluted	(0.35)	(0.21)	0.03	0.11	0.23

Balance Sheet Data:

Cash & Cash Equivalents	—	10	5	7	359
Working Capital (Deficit)	(1,441)	(3,148)	(2,164)	1,009	5,974
Total Assets	9,836	7,270	12,490	17,746	38,542
Post-dated check financing	5,135	4,198	6,503	5,315	—
Total Liabilities	10,765	9,355	13,570	15,963	31,815
Total stockholders’ equity (deficit)	(929)	(2,085)	(1,080)	1,783	6,727

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk factors” and elsewhere in this prospectus.

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source jewelry merchandise and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring “no reserve” auctions, a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website. Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; and watches.

We sell to consumers looking for reliable bargains on jewelry. Because we purchase and retain all of our jewelry inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We provide a trustworthy and secure buying environment with a 15-day return policy on all merchandise. We believe that some of our customers are resellers intending to sell our goods in secondary markets, such as on eBay, at local auctions, and through other retail channels. These resellers have the opportunity to purchase products at lower prices than they would receive from manufacturers or other distributors. Our auctions are conducted 24 hours a day, seven days a week. We also offer daily telephone customer support, 24-hour online live-help and e-mail customer support.

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

Revenue Recognition

We derive our revenue from five sources: merchandise sales, shipping revenue, auction transaction fee revenue, commission revenue and advertising revenue. In accordance with SAB 104, we recognize revenue from all five sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

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

We include auction transaction fee revenue in net revenue. The auction transaction fee is a 3% fee charged to all customers on all payments for merchandise sales.

We derive commissions revenue from sales of Certified Merchant merchandise that is owned by third parties and recognize that revenue when services have been rendered. For commission revenue, we recognize as revenue only the commission portion of the price our customers pay for the purchased products because we are acting as an agent in such transactions. Commissions are also reduced by the impact of refunds made to customers when the Certified Merchant does not meet its obligations to the customers.

We recognize advertising revenue, which consists primarily of pop-unders, when the services are rendered and the advertising revenue is known and collectible.

Return and Allowance Reserve

We estimate potential future product returns and chargebacks related to current period revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. If actual returns are greater than our estimates, we will record additional returns and allowances in addition to our estimates, which will result in lower net revenue recorded during that period.  Reserves for returns and chargebacks are included in accrued liabilities.

Inventory Reserve

We record reserves against our inventory for lower of cost or market equal to the difference between the cost of inventory and the average selling price. In addition, for the year ended December 31, 2006 we record reserves for obsolete and slow moving inventory of 100% of the value of inventory held for more than one year. For the year ended December 31, 2005, we record reserves of 50% of the value of inventory held for more than six months and 100% of the value of inventory held for more than one year. If actual market conditions are less favorable than those projected by us, specific reserves or additional inventory write-downs may be required.

Prepaid Inventory

We record payments made to our suppliers for merchandise purchases we have yet to receive. These payments are recorded as prepaid inventory until they are in our physical possession and satisfactorily examined; we then categorize them as inventory.

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

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued. For the year ended December 31, 2006, we used the Black-Scholes option pricing model to estimate the value of our options in implementing SFAS 123R and the calculated method to determine expected volatility, rather than the minimum value method, which we previously used to determine expected volatility. Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income will be reduced for forfeitures for the year ended December 31, 2006. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the period prior to 2006, we did not account for forfeitures, as all options granted were fully vested at the date of grant and were not subject to any service period conditions. We expensed stock-based compensation on the date of grant, as all options granted prior to January 1, 2006, vested immediately. In the future, we anticipate that stock-based compensation will include vesting provisions and therefore stock-based compensation expense in the future will be reduced for forfeitures.

We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Under this transition method, we are required to recognize compensation cost beginning January 1, 2006 for the portion of outstanding awards for which the requisite service has been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for our pro forma disclosures. As of December 31, 2006, stock options to purchase 115,000 shares were not fully vested. For the year ended December 31, 2006,  we issued stock options to purchase 235,000 shares of which 120,000 stock options were forfeited . The adoption of SFAS 123R resulted in a stock-based compensation expense of $16,000 for the year ended December 31, 2006. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

We also adopted FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). Under FSP 123(R)-3, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits. The Company elected to use the tax law ordering approach for purposes of determining whether an excess of tax benefit has been realized.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Years Ended December 31,
	2004	2005	2006

Net Revenue	100.0%	100.0%	100.0%
Gross Profit	18.8	21.3	23.7
Operating Expenses:
General & Administrative	13.5	12.1	10.5
Sales & Marketing	3.9	5.6	7.8
Rescission and Public Offering Costs	0.0	0.4	1.0
Depreciation & Amortization	0.2	0.2	0.2
Total Operating Expenses	17.6	18.3	19.5
Profit from Operations	1.2	3.0	4.2
Interest income (expense), net	0.0	0.0	0.0
Income taxes	0.0	(0.1)	(0.1)
Net Profit	1.2%	2.9%	4.1%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from shipping and handling, auction transaction fee revenue, commissions from Certified Merchants, and advertising revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Year Ended December 31,
	2004	2005	2006

Net Revenue
Merchandise sales	89.5%	88.6%	85.3%
Shipping & Handling	9.6	10.4	11.5
Transaction Fee	0.0	0.7	3.1
Commissions	0.8	0.3	0.1
Advertising	0.1	0.0	0.0
Total Net Sales	100.0%	100.0%	100.0%

In November 2005, we implemented a 3% transaction fee on all sales.

Net revenue by geographic area is presented based upon the country of destination. No foreign country accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area for the periods indicated was as follows:

	Years ended December 31,
(in thousands, except percentages)	2004		2005		2006

Geographic area	Amount	Percent	Amount	Percent	Amount	Percent
United States	$53,986	82.6%	$73,199	80.8%	$104,338	79.2%
International	11,338	17.4	17,380	19.2	27,485	20.8
Total	$65,324	100.0%	$90,579	100.0%	$131,823	100.0%

Gross Profit

Our gross profit consists of net revenue less the cost of sales. Our cost of sales consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, packaging and shipping supplies, insurance on shipments, product repair and service costs and credit card and other transaction fees associated with payments.

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

Sales and Marketing Expenses

Our marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factor in increasing demand for our jewelry products and increasing net revenue.

Rescission and Public Offering Costs

These costs consist primarily of regulatory filing fees, accountant fees, legal fees and printing expenses incurred in the planned initial public offering.

Results of Operations

Comparison of Year Ended December 31, 2006 with Year Ended December 31, 2005

Net Revenue

Net revenue increased 45.5% to $131.8 million in 2006 from $90.6 million in 2005. This increase in net revenue was due to the increase in the number of orders and the average selling price per order. The increase in the number of orders was primarily the result of the number of new buyers we attracted during 2006. The increase in average selling price was due mainly to the purchase of higher priced inventory.

Gross Profit

Gross profit increased 61.4% to $31.2 million in 2006 from $19.3 million in 2005. Gross profit as a percentage of net revenue increased to 23.7% in 2006 from 21.3% in 2005. The increase in gross profit as a percentage of net revenue resulted primarily from more effective purchasing, implementation of a 3% auction transaction fee in November 2005, partially offset by a small decrease in margin on shipping and handling charges.

General and Administrative Expenses

General and administrative expenses increased 26.7% to $13.9 million in 2006 from $10.9 million in 2005. The increase in general and administrative expenses in 2006 was due primarily to a $1.5 million increase in payroll and payroll related expenses and a $701,000 increase in outsourcing expenses. We increased our personnel from 176 at year end 2005 to 198 at year end 2006. Our outsourcing expenses increased in 2006 in the areas of customer service, photo editing, auction uploading and IT support. General and administrative expenses as a percentage of net revenue decreased to 10.5% in 2006 from 12.1% in 2005 as we continue to leverage on our operational infrastructure.

 Sales and Marketing Expenses

Sales and marketing expenses increased 103% to $10.3 million in 2006 from $5.1 million in 2005. This increase resulted primarily from increased marketing campaigns and cost of online advertising to attract new buyers. Sales and marketing expenses as a percentage of net revenue increased to 7.8% in 2006 from 5.6% in 2005. We expect our sales and marketing expenses to continue to increase in absolute dollars, as we intend to continue increasing our online marketing campaigns in order to attract new customers. We do not expect our sales and marketing expenses as a percentage of revenue to increase.

Rescission and Public Offering Costs

These costs consist primarily of regulatory filing fees, accountant fees, legal fees and printing expenses incurred in the planned initial public offering, which amounted to $442,000 and $1.3 million for the years ended December 31, 2005 and 2006, respectively. Costs incurred in 2005 relate primarily to rescission related costs of the planned initial public offering whereas costs incurred in 2006 relate to the registration statement of the planned initial public offering. The capitalized costs of the rescission and initial public offering were expensed when the Company determined it was unable to complete the offering and subsequently requested withdrawal of the registration statement.

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

Rescission and Public Offering Costs

In 2005, we expensed $442,000, primarily consisting of legal fees in order to resolve issues related to the unregistered sales of our common stock prior to effecting an initial public offering.

Quarterly Operations Data

The following tables set forth quarterly statements of operations data for the eight quarters ended December 31, 2006, including amounts expressed as a percentage of net revenue. This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair representation of the information for the periods presented. This quarterly statement of operations data should be read in conjunction with our audited financial statements and the related notes included elsewhere in this prospectus. Results of operations for any quarter are not necessarily indicative of results for any future period.

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday season. Approximately 29.3%, 33.9%, and 28.5% of our net revenue in 2004, 2005, and 2006, respectively, was generated during the fourth quarter. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue in the fourth quarter in the future. Gross profit in the fourth quarter of 2006 declined when we offered free shipping promotions to our buyers.  We stopped this promotion after January 2007.

	Quarters ended

(in thousands,	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
except per share data)	2005	2005	2005	2005	2006	2006	2006	2006
	(unaudited)

Net revenue	$20,720	$18,053	$21,098	$30,708	$34,694	$32,434	$27,061	$37,634
Gross profit	3,745	3,624	4,338	7,615	9,178	7,689	6,662	7,661
General and administrative	2,589	2,502	2,430	3,417	3,352	3,443	3,052	4,007
Sales and marketing	875	714	1,163	2,326	2,407	2,838	2,531	2,523
Rescission and public offering costs	—	—	442	—	—	1,231	—	56
Depreciation and amortization	38	38	40	41	54	67	74	78
Income from operations	243	370	263	1,831	3,365	110	1,005	997
Net income	$243	$370	$244	$1,790	$3,292	$147	$997	$953
Net income per share available to common stockholders – Basic	$0.01	$0.02	$0.01	$0.08	$0.14	$0.01	$0.04	$0.04
Net income per share available to common stockholders – Diluted	$0.01	$0.02	$0.01	$0.07	$0.14	$0.01	$0.04	$0.04
Weighted average number of shares outstanding – Basic	27,411	23,312	23,312	23,312	23,312	23,312	23,311	23,270
Weighted average number of shares outstanding – Diluted	27,941	23,835	23,880	23,829	23,827	23,822	23,801	23,750

	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(unaudited)

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	18.1	20.1	20.6	24.8	26.5	23.7	24.6	20.4
General and administrative	12.5	13.9	11.5	11.1	9.7	10.6	11.2	10.6
Sales and marketing	4.2	4.0	5.5	7.6	6.9	8.8	9.4	6.7
Rescission and public offering costs	—	—	2.1	—	—	3.8	—	0.1
Depreciation and amortization	0.2	0.2	0.2	0.1	0.2	0.2	0.3	0.2
Operating income	1.2	2.0	1.2	6.0	9.7	0.3	3.7	2.6
Net income	1.2%	2.0%	1.2%	5.8%	9.5%	0.4%	3.7%	2.5%

Additional operating metrics:

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(unaudited)

Average selling price per order (gross)	$106	$106	$108	$124	$142	$133	$124	$123
Average orders per day	2,285	2,381	2,381	2,953	2,901	2,832	2,587	3,757
Average items sold per day	7,923	6,699	6,669	6,901	7,173	7,730	7,293	9,685
Acquisition cost per new buyer	34	30	27	34	38	49	51	36
Number of new buyers	25,688	23,651	42,875	68,381	63,618	57,520	49,412	70,419

Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and cash generated from operations. The significant components of our working capital are inventory and liquid assets such as cash and accounts receivable, reduced by post-dated check financing, revolving credit line, accounts payable, and deferred revenue. Our business model contains beneficial working capital characteristics: while we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.

As of December 31, 2006, we had a working capital surplus of $6.0 million and have no long-term debt obligations. The “post-dated check financing” reflected on our balance sheet as of December 31, 2005 results from post-dated checks outstanding. It is customary for our vendors to accept checks post-dated by 60 days as extended payment for purchase of merchandise. Our post-dated check financing procedures have changed in the year 2006. In prior years we have recorded post-dated checks to vendors as though the checks had cleared our bank and therefore reduced outstanding accounts payable. We now employ “positive pay” procedures with our financial institution, which preclude post-dated checks from clearing prior to the check date. Therefore, post-dated checks to vendors remain in accounts payable and will not be deducted from accounts payable until the date of the check. At year end December 31, 2006 all post-dated checks provided to vendors are subject to “positive pay.” As of December 31, 2006, we have $0 post-dated check financing and accounts payable of $22.0 million. This compares with $5.3 million of post-dated check financing and outstanding accounts payable of $7.3 million at December 31, 2005. In 2005, accounts payable have increased proportionately as post-dated check financing has decreased.

Net cash provided by operating activities was $1.5 million in 2006 compared with $199,000 in 2005. Net cash is affected primarily by changes in net income and loss, inventories, post-dated check financing, revolving credit line,  accounts payable and deferred revenue. We recorded net income of  $771,000 in 2004, $2.6 million in 2005 and $5.4 million in 2006. The improvement in profitability resulted primarily from the improved gross profit margins of 18.8%, 21.3%, 23.7% in 2004, 2005, and 2006, respectively. The implementation of the 3% transaction fee on merchandise sales also contributed to gross profit margins improvement in 2006. Inventories, and accounts payable generally increase in line with sales growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve sales and our gross margins. In 2006, we also started purchasing loose diamonds and semi-precious stones and delivering them to manufacturers to produce into finished jewelry inventory.

The increase in cash provided by operating activities in 2006 compared with 2005 was $1.3 million. Net income was $5.4 million in 2006 compared with $2.6 million in 2005. Inventories increased by $15.4 million in 2006 compared with an increase of $5.2 million in 2005. Prepaid inventory increased by $3.1 million in 2006 compared to none in 2005. Post-dated check financing decreased by $5.3 million in 2006 compared with a decrease of $1.2 million in

2005. We utilized the revolving credit line in the amount of $3.9 million in 2006 and we had no revolving line of credit in 2005. Accounts payable increased by $14.7 million in 2006 compared with an increase by $2.4 million in 2005. The increase in inventories and corresponding increases in financing and accounts payable is attributable to our ability to purchase and hold inventory that we believe will improve sales and our gross margins. Deferred revenue increased by $2.4 million in 2006 compared to an increase of $518,000 in 2005. The increase in deferred revenue resulted from ceasing operations at the end of the year to conduct annual physical inventory, the extended year-end weekend holidays and higher daily sales volume that have to be deferred.

Net cash used for investing activities was $35,000, $197,000, and $367,000 in 2004, 2005, 2006, respectively, and was primarily related to capital expenditures for our office equipment and technology system infrastructure, including software.

Net cash used for financing activities was $780,000 in 2006. There were no financing activities in 2005. Net cash used for financing activities was $138,000 in 2004. The financing activities were primarily related to net cash used for the retirement of common stock and purchase of treasury stock.

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, ABN AMRO, to provide working capital financing secured by inventories and tangible assets. The loan agreement allows for us to initially draw on a line of credit up to $10 million, with a provision to increase the limit up to $15 million with the future consent of the bank’s loan committee. All cash receipts from our revenues are restricted to being deposited into a LaSalle Bank account, to be applied to current reported cash disbursements requirements, under a positive pay system, and then to the credit line outstanding balance. The revolving credit line agreement expires in July of 2010. As of December 31, 2006, there was an outstanding balance of $3.9 million under the revolving credit line and remaining availability of $5.1 million after deducting reserve of $1.0 million for minimum required excess availability, which is a reserve of the $10 million credit line that we cannot utilize. There is an unused fee of 0.15% or the unused portion of the revolving credit line.

In December 2006, we received a notice of default under the loan agreement for violating two covenants. We failed to meet the trailing twelve month EBITDA covenant, due in part to the expensing of rescission and public offering costs of $1.3 million in 2006, and exceeded the $225,000 capital expenditure covenant with actual expenditures of $367,000 in 2006. In February 2007, the lender waived the default and amended the covenants.

We believe that cash and cash equivalents currently on hand, cash flows from operations and the availability of our revolving line of credit will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure, and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventory we carry; and other factors relating to our business. Enhancement of our website, network infrastructure, and transaction processing systems will require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We anticipate increasing our system expenditures to accommodate these needs in the future. We may require additional financing in the future in order to execute our operating plan. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt or equity. We may not be able to obtain any necessary additional funds on a timely basis, on acceptable terms, or at all.

Aggregate Contractual Obligations

The following table presents our contractual obligations as of March 31, 2006, over the next five years and thereafter.

(in thousands)	Payments by Period
	Total	Less Than	1-3	4-5	After 5
Contractual Obligations	Amount	1 Year	Years	Years	Years
Property lease	$2,701	$931	$1,770	$—	$—

We lease a 50,000 square foot facility in Culver City, California, which serves as our corporate headquarters and houses our sales, marketing, research and development, customer service, fulfillment, and warehouse operations. Our lease expires in October 2009. We expect that our current facility will satisfy our needs through 2009.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

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

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures .

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

Item 9B.         Other Information

None.

Part III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2007 annual meeting of shareholders, which we expect to file before 120 days after December 31, 2006. We incorporate that information in this annual report by reference to our 2007 proxy statement.

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2007 Annual Meeting of our stockholders.

We have adopted a code of conduct that applies to our Chief Executive Officer, Chief Financial Officer, and to all of our other officers, directors, employees and agents. The code of conduct is available at the Corporate Governance section of the Investor Relations page on our website at www.bidz.com. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics on the above website.

Item 11.    Executive Compensation.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2007 Annual Meeting of our stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2007 Annual Meeting of our stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2007 Annual Meeting of our stockholders.

Item 14.    Principal Accountant Fees and Services.

Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2007 Annual Meeting of our stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2005 and 2006
Statements of Operations for the Years ended December 31, 2004, 2005, and 2006
Statements of Changes in Stockholders’ Equity (Deficit) for the Years ended December 31, 2004, 2005, and 2006
Statements of Cash Flows for the Years ended December 31, 2004, 2005, and 2006
Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BIDZ.com, Inc.

We have audited the accompanying balance sheets of BIDZ.com, Inc. as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIDZ.com, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Irvine, California
March 6, 2007

Bidz.com, Inc.

Balance sheets

(in thousands, except share data)

	December 31,
	2005	2006

Assets

Current assets:
Cash	$7	$359
Accounts receivable	886	1,930
Inventories, net of reserves of $331and $461 at December 31, 2005 and December 31, 2006 respectively	15,921	31,183
Prepaid inventory	—	3,125
Other current assets	158	1,192
Total current assets	16,972	37,789
Property and equipment, net	384	478
Intangible asset	150	150
Deposits	240	125
Total assets	$17,746	$38,542

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Post-dated check financing (includes related party amounts of $2,184 and $0 at December 31, 2005 and December 31, 2006 respectively)	$5,315	$—
Revolving credit line	—	3,941
Accounts payable (includes related party amounts of $2,712 and $4,331 at December 31, 2005 and December 31, 2006 respectively)	7,297	21,987
Accrued expenses	1,774	1,952
Deferred revenue	1,577	3,935
Total current liabilities	15,963	31,815

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock: no par value; authorized 4,000,000 shares; none issued and outstanding at December 31, 2005 and par value $0.001; authorized 4,000,000 shares: none issued and outstanding at December 31, 2006	—	—
Common stock: no par value; authorized 50,000,000 shares; issued and outstanding 23,312,500 at December 31, 2005 and par value $0.001; authorized 100,000,000 shares; issued and outstanding 23,233,904 at December 31, 2006	28,830	23
Additional paid in capital	—	28,352
Shares held in treasury, at cost, 15,000 shares at December 31, 2006	—	(90)
Deferred stock-based compensation	(100)	—
Accumulated deficit	(26,947)	(21,558)
Total stockholders equity	1,783	6,727
	$17,746	$38,542

Bidz.com, Inc.

Statements of operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2004	2005	2006

Net revenue:
Merchandise sales	$64,738	$90,309	$131,687
Commissions	549	264	134
Advertising	37	6	2

Total net revenue	65,324	90,579	131,823

Cost of revenue	53,072	71,257	100,633

Gross Profit	12,252	19,322	31,190

Operating expenses:
General and administrative	8,800	10,938	13,853
Sales and marketing	2,542	5,078	10,300
Rescission and public offering costs	—	442	1,287
Depreciation and amortization	139	157	273

Total operating expenses	11,481	16,615	25,713

Income from operations	771	2,707	5,477

Other income - interest income	—	22	80

Other expense - interest (expense)	—	—	(48)

Income before income tax expense	771	2,729	5,509

Income tax expense	—	82	120

Net income	$771	$2,647	$5,389

Net income per share available to common shareholders - basic	$0.03	$0.11	$0.23

Net income per share available to common shareholders - diluted	$0.03	$0.11	$0.23

Weighted average number of shares outstanding - basic	27,466,302	24,337,159	23,302,036

Weighted average number of shares outstanding - diluted	28,014,361	24,858,535	23,791,368

Bidz.com, Inc.

Statements of changes in stockholders’ equity (deficit)

(in thousands)

			Class B		Additional		Deferred		Total
	Common Stock		Common Stock		paid in	Treasury	Stock-based	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	capital	shares	Compensation	Deficit	Deficit

Balance at December 31, 2003	11,940	$28,354	15,535	$426	$—	$—	$(500)	$(30,365)	$(2,085)

Issuance of common stock for asset purchases	25	125	—	—	—	—	—	—	125

Issuance of common stock in lieu of refund for merchandise return	3	15	—	—	—	—	—	—	15

Issuance of common stock for service	1	5	—	—	—	—	—	—	5

Fair value of options granted to non-employee consultants	—	27	—	—	—	—	—	—	27

Retirements of common stock	(47)	(138)	—	—	—	—	—	—	(138)

Amortization of deferred stock-based compensation	—	—	—	—	—	—	200	—	200

Net income	—	—	—	—	—	—	—	771	771

Balance at December 31, 2004	11,922	$28,388	15,535	$426	$—	$—	$(300)	$(29,594)	$(1,080)

Conversion of class B common stock to common stock	15,535	426	(15,535)	(426)	—	—	—	—	—

Cancellation of common stock	(4,145)	—

Fair value of options granted to non-employee consultants	—	16	—	—	—	—	—	—	16

Amortization of deferred stock-based compensation	—	—	—	—	—	—	200	—	200

Net income	—	—	—	—	—	—	—	2,647	2,647

Balance at December 31, 2005	23,312	$28,830	—	$—	$—	$—	$(100)	$(26,947)	$1,783

Reincorporation from California (no par value) to Delaware ($0.001 par value)	—	(28,807)	—	—	28,807	—	—	—	—

Issuance of common stock for service	37	—	—	—	219	—	—	—	219

Fair value of options granted to employee	—	—	—	—	16	—	—	—	16

Retirements of common stock	(115)	—	—	—	(690)	—	—	—	(690)

Purchase of treasury stock	—	—	—	—	—	(90)	—	—	(90)

Amortization of deferred stock-based compensation	—	—	—	—	—	—	100	—	100

Net income	—	—	—	—	—	—	—	5,389	5,389

Balance at December 31, 2006	23,234	$23	—	$—	$28,352	$(90)	$—	$(21,558)	$6,727

Bidz.com, Inc.

Statements of cash flows

(in thousands)

	Years ended December 31,
	2004	2005	2006

Cash flows provided by (used for) operating activities:
Net income	$771	$2,647	$5,389

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	139	157	273
Change in inventory reserve	(198)	22	130
Amortization of deferred stock-based compensation	200	200	100
Stock-based compensation	32	16	235
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	7	(325)	(1,044)
Inventories	(4,944)	(5,210)	(15,392)
Prepaid Inventory	—	—	(3,125)
Other current assets	(54)	(51)	(1,034)
Deposits	—	350	115
Increase (decrease) in liabilities:
Post-dated check financing (restated)	2,305	(1,188)	(5,315)
Revolving credit line	—	—	3,941
Accounts payable	2,457	2,394	14,690
Accrued expenses	(731)	669	178
Deferred revenue	184	518	2,358
Net cash provided by (used for) operating activities	168	199	1,499

Cash flows (used for) investing activities:
Capital expenditures	(35)	(197)	(367)
Cash flows provided by (used for) financing activities:
Advance on short-term loan, shareholder	(173)	—	—
Payments from short-term loan, shareholder	173	—	—
Payments for retirement of common stock	(138)	—	(690)
Payments for repurchase of common stock	—	—	(90)
Net cash provided by (used for) financing activities	(138)	—	(780)

Net increase (decrease) in cash	(5)	2	352
Cash, beginning of period	10	5	7
Cash, end of period	$5	$7	$359

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$48
Income taxes paid	$—	$91	$323

Supplemental disclosure of non-cash investing and financing activities:
Disposal of property and equipment	$—	$57	$17
Stock issued for asset purchased	$125	$—	$—

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

We sell our products throughout the United States and in international markets, concentrated mainly in English speaking countries such as Canada, Australia and the United Kingdom. Revenue generated from the United States accounted for approximately 82.6%, 80.8%, and 79.2% of net revenue for the years ended December 31, 2004, 2005, and 2006, respectively.

Recent Developments:

On March 17, 2006, we filed a registration statement in connection with a planned initial public offering of our common stock. In June, 2006, our underwriters informed us that they were unable to complete the offering, because we did not obtain a sufficient number of 180-day “lock-up” agreements from our existing stockholders.  Our underwriters have advised us that they are unable to take our company public in the foreseeable future, unless we obtain a sufficient number of these lock-up agreements.  Accordingly, we postponed our plans to conduct the initial public offering.

On June 22, 2006 the Company reincorporated in the state of Delaware. In connection with our reincorporation in Delaware, we are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 4,000,000 shares of undesignated preferred stock, $0.001 par value.

Use of Estimates:

Preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates include certain reserves for inventories, returns and allowances, valuation allowance for deferred taxes, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

The carrying amount of our cash, accounts receivable, accounts payable, deferred revenue and accrued expenses approximates their estimated fair values as a result of the short-term maturities of those financial instruments.

Cash and Cash Equivalents:

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less that do not secure any corporate obligation. We had no cash equivalents at December 31, 2005 or 2006.

Our credit card processor maintains a security interest in substantially all our bank accounts.

Accounts Receivable:

Accounts receivable consist mainly of amounts due from customer credit card and other electronic payments billed but not yet received at period end. For the year ended December 31, 2006, accounts receivable includes $224,000 from the sale of our art and collectible inventory to a certified merchant. We had no allowance for doubtful accounts at December 31, 2005 or 2006.

Return and Allowance Reserve:

We estimate potential future product returns and chargebacks  related to current period revenue. We analyze historical returns and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. If actual returns are greater than our estimates, we will record additional returns and allowances in addition to our estimates, which will result in lower net revenue recorded during that period. Reserves for returns and charge backs are included in accrued liabilities.

Concentration of Credit Risk:

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and receivables. We derive our accounts receivable primarily from revenue earned from customers located in the United States. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. We record an allowance if one is necessary. No customer accounted for more than 10% of revenue or receivables during 2004, 2005, or 2006.

We had a concentration on two merchandise suppliers during 2004, 2005, and 2006. In addition, as more fully described in Note 12, we rely on 60-day payment terms from most of our inventory vendors to finance our working capital needs.

Inventories:

Inventories consist mainly of merchandise purchased for resale and are stated at the lower of first-in, first-out cost (FIFO) or market. We record reserves against our inventory for lower of cost or market equal to the difference between the cost of inventory and the average selling price. In addition, for the year ended December 31, 2006 we recorded reserves for obsolete and slow moving inventory of 100% of the value of inventory held for more than one year. For the year ended December 31, 2005, we recorded reserves of 50% of the value of inventory held for more than six months and 100% of the value of inventory held for more than one year. If actual market conditions are less favorable than those projected by us, specific reserves or additional inventory write-downs may be taken.

In 2006, we recorded in inventories loose diamonds and semi-previous stones that we purchased and delivered to manufacturers to produce into finished jewelry inventory to resell.

Prepaid Inventory

We record payments made to our suppliers for merchandise purchases we have yet to receive.  These payments are recorded as prepaid inventory until they are in our physical possession and satisfactorily examined; we then categorize them as inventory.

Property and Equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Years
Computer software	3
Computer hardware	3
Furniture and equipment	5

Intangible Asset:

Our intangible asset consists of the cost to acquire our domain name, which was $150,000 as of December 31, 2005 and 2006. Our domain name has an indefinite life and therefore is not subject to amortization. We perform an annual evaluation for impairment on this intangible asset. No impairment existed at December 31, 2005 or 2006.

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

Revenue Recognition:

We derive our revenue from five sources: merchandise sales, shipping charges, auction transaction fees, commissions and advertising. In accordance with SAB 104, we recognize revenue from all five sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

We recognize merchandise sales upon shipments made to individual consumers and businesses that are fulfilled from our warehouse. We generally require online payment by credit card or other electronic payment methods at the point of sale. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns, charge backs from customers, and other discounts redeemed to obtain such sales.

We report shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As such, in the Statement of Earnings all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

On November 1, 2005 we began charging a 3% auction transaction fee on all sales, excluding sales tax. Auction transaction fee revenue included in merchandise sales amounted to $0, $0.6 million and $4.1 million in 2004, 2005, and 2006, respectively.

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

We recognize advertising revenue, which consists primarily of pop-unders, a form of online advertising on the World Wide Web intended to increase web traffic or capture email addresses, when the services are rendered and the advertising revenue is known and collectible.

Outbound shipping charges to customers are included in merchandise sales and amounted to $6.3 million, $9.4 million and $15.1 million in 2004, 2005, and 2006, respectively.

Cost of Revenue:

Cost of revenue includes product costs, inbound and outbound shipping charges, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other electronic payment fees, and is recorded in the same period in which related revenue have been recorded.

Outbound shipping costs on merchandise sales totaled $3.8 million, $5.0 million, and $6.9 million in 2004, 2005, and 2006, respectively.

Deferred Revenue:

Deferred revenue represents cash received and credit card and other electronic payment receivables for products that have not yet been shipped.

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

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued. For the year ended December 31, 2006, we used the Black-Scholes option pricing model to estimate the value of our options in implementing SFAS 123R and the calculated method to determine expected volatility, rather than the minimum value method, which we previously used to determine expected volatility. Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income will be reduced for estimated forfeitures, which is none or 0% for the year ended December 31, 2006. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the period prior to 2006, we did not account for forfeitures, as all options granted were fully vested at the date of grant and were not subject to any service period conditions. We expensed stock-based compensation on the date of grant, as all options granted prior to January 1, 2006, vested immediately. In the future, we anticipate that stock-based compensation will include vesting provisions and therefore stock-based compensation expense in the future will be reduced for estimated forfeitures.

We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Under this transition method, we are required to recognize compensation cost beginning January 1, 2006 for the portion of outstanding awards for which the requisite service has been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for our pro forma disclosures. As of December 31, 2006, stock options to purchase 115,000 shares were not fully vested. For the year ended December 31, 2006, we issued stock options to purchase 235,000 shares and 120,000 stock options were subsequently forfeited. The adoption of SFAS 123R resulted in a stock-based compensation expense of $16,000 for the year ended December 31, 2006. The unamortized stock-based compensation expense as of December 31, 2006 is $260,000. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

The pro forma information for the years ended December 31, 2004 and 2005 required under SFAS No. 123 was as follows (in thousands, except per share amounts):

The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data).

	2004	2005
Net income (loss), as reported	$771	$2,647
Add: Stock-based employee compensation expense under APB 25, intrinsic value method, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under SFAS 123, fair value based method, net of relaxed tax effects	(8,789)	(785)
Pro forma net income (loss)	$(8,018)	$1,862

	2004	2005
Net Income (loss) per share
Basic – as reported	$0.03	$0.11
Basic – pro forma	$(0.29)	$0.07
Diluted – as reported	$0.03	$0.11
Diluted – pro forma	$(0.29)	$0.07

The fair value for these options under SFAS 123, fair value based method, was estimated on the date of grant using a Black-Scholes option pricing model with the assumptions discussed in Note 9.

Disclosures for the current year ended December 31, 2006 are not presented as the amounts are recognized in the financial statements in accordance with SFAS 123R, as discussed above.

Internal Use Software:

Pursuant to SOP 98-1, we expense all costs incurred for the development of internal use software that relate to the planning and post-implementation phases of the development and certain maintenance and enhancement costs. We capitalize and amortize direct costs incurred in the application development phase over the software’s estimated useful life of three years. The capitalized software costs of $250,000 was incurred from 2002 to 2004, and have been amortized since placed in use. At December 31, 2005 and 2006, the net unamortized balance included in Property and Equipment is $161,000 and $80,000, respectively. We expense research and development costs and other computer software maintenance costs related to software development as incurred.

Basic and Diluted Income Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” we compute the basic income (loss) per common share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. We compute diluted loss per common share similarly to basic income (loss) per common share, except that we increase the denominator to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2004, 2005, and 2006, we had 7,728,500 shares, 8,342,000 shares, and 8,353,000 shares, respectively, of common stock equivalents upon the exercise of the employee options and non-employee stock options. These common stock equivalents consisted of 7,126,500 employee stock options and 602,000 non-employee stock options as of December 31, 2004; 7,715,000 employee stock options and 627,000 non-employee stock options as of December 31, 2005; and 7,726,000 employee stock options and 627,000 non-employee stock options as of December 31, 2006. As of December 31, 2004, dilutive common stock equivalents totaled 548,059 consisting of 331,934 employee stock options and 216,125 non-employee stock options. As of December 31, 2005, dilutive common stock equivalents totaled 521,376, consisting of 305,251 employee stock options and 216,125 non-employee stock options. As of December 31, 2006, dilutive common stock equivalents totaled 489,342 consisting of 291,716 employee stock options and 197,626 non-employee stock options.

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method for the years ended December 31, 2004, 2005 and 2006. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	2004	2005	2006
Basic and diluted net income per share:
Numerator:
Net income	$771	$2,647	$5,389
Denominator:
Weighted average shares of common stock outstanding	27,466,302	24,337,159	23,302,026
Effect of dilutive securities	548,059	521,376	489,342
Denominator for diluted calculation	28,014,361	24,858,535	23,791,368
Net income per share, basic	$0.03	$0.11	$0.23
Net income per share, diluted	$0.03	$0.11	$0.23

Advertising Expense:

We recognize advertising expenses in accordance with SOP 93-7, “Reporting on Advertising Costs.” As such, we expense the costs of producing advertisements at the time production occurs and we expense the cost of communicating advertisements in the period during which the advertising space or airtime is used. We recognize Internet advertising expenses based on the terms of the individual agreements, which are generally (1) during the period customers are acquired; (2) based on the number of clicks generated during a given period over the term of the contract; or (3) based on the number of e-mails sent during an e-mail distribution campaign. Advertising expenses totaled $2.5 million, $5.1 million, and $10.3 million during the years ended December 31, 2004, 2005, and 2006, respectively.

Reclassification:

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Rescission and Public Offering Costs:

These costs consist primarily of regulatory filing fees, accountant fees, legal fees and printing expenses incurred in the planned initial public offering, which amounted to $442,000 and $1.3 million for the years ended December 31, 2005 and 2006, respectively. Costs incurred in 2005 relate primarily to rescission related costs of the planned initial public offering whereas costs incurred in 2006 relate to the registration statement of the planned initial public offering. The capitalized costs of the rescission and initial public offering were expensed when the Company determined it was unable to complete the offering and subsequently requested withdrawal of the registration statement.

New Accounting Pronouncements:

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

In September 2006, the FASB issued Statement SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 157, but does not expect the adoption of FAS 157 to have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 “(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007.  This statement currently has no impact on our financial statements.

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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued in the first quarter reporting period commencing after December 15, 2005. Therefore, we have adopted the provisions of SFAS 123R in our first quarter of 2006.

(2)       Inventories:

Inventories consist of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006
Fine jewelry, watches and other	$16,252	$29,511
Loose diamonds and semi-precious stones	—	2,133
Product Inventories	16,252	31,643
Less: allowance for obsolescence	(331)	(461)
	$15,921	$31,183

As of December 31, 2006, all inventories have been pledged as collateral for our revolving credit line with LaSalle Bank, ABN AMRO.

(3)       Property and Equipment:

Property and equipment consists of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006
Computer hardware and software	$231	$581
Furniture and equipment	262	262
Internal developed software	250	250
	743	1,093
Less: accumulated depreciation and amortization	359	615
	$384	$478

Depreciation and amortization expense of property and equipment totaled $139,000, $157,000, and $273,000 for the years ended December 31, 2004, 2005, and 2006, respectively.

As of December 31, 2006, all property and equipment have been pledged as collateral for our revolving credit line with LaSalle Bank, ABN AMRO.

(4)     Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, ABN AMRO, to provide working capital financing secured by inventories and tangible assets. The agreement allows for us to initially draw on a line of credit up to $10 million, with a provision to increase the limit up to $15 million with the future consent of the bank’s loan committee. All cash receipts from our revenues are restricted to being deposited into a LaSalle Bank account, to be applied to current reported cash disbursements requirements, under a positive pay system, and then to the credit line outstanding balance. The revolving credit line agreement expires in July of 2010. As of December 31, 2006, there was an outstanding balance of $3.9 million under the revolving credit line and remaining availability of $5.1 million after deducting a reserve of $1.0 million for minimum required excess availability which is a reserve of the $10 million credit line that we cannot utilize. There is an unused fee of 0.25% on the unused portion of the revolving credit line.

Day-to-day drawdowns on our credit line are subject to the prevailing prime rate. The interest is calculated on the average outstanding balance and compound monthly. As of December 31, 2006 our effective interest rate was 8.25%.  We have the option to extended term advances, for 30, 60, or 90 days that are subject to LIBOR rates. The rates will be a certain percentage above the LIBOR rates and will vary with the maturity term and amount borrowed. Interest is calculated over the stated term at an annual rate. As of December 31, 2006 we had no advances under LIBOR.

In December 2006, we received a notice of default under the Loan Agreement for violating two covenants. We failed to meet the trailing twelve month EBITDA covenant due in part to the expensing of rescission and public offering costs of $1.3 million in 2006. We also failed to meet the capital expenditure covenant which was set at $225,000 compared to actual expenditures of $367,000 in 2006. In February 2007, the lender waived the default by deleting the two violated covenants for 2006 and replacing with amended covenants for minimum trailing twelve month EBITDA and capital expenditures effective for 2007. Under the terms and conditions of the revolving credit line agreement, the Company is subject to certain restrictive covenants including the following restrictive financial covenants: -

Minimum TTM EBITDA: Actual Trailing Twelve Month (TTM) EBITDA compliance is measured on a monthly basis, and shall not vary negatively from the Dollar amount for planned LTM EBITDA, set forth in an agreed upon schedule, for the applicable period, and is subject to resetting in Lender’s discretion based upon a business plan for subsequent periods acceptable to Lender.

Capital Expenditures: Borrower shall not make capital expenditures in excess of an agreed upon amount for each fiscal year covered by the loan agreement, which was $225,000 in 2006 and is $1.2 million in 2007. All capital expenditures limits are subject to resetting on an annual basis at the Lender’s discretion based upon a business plan for subsequent periods and are acceptable to the Lender.

Minimum Excess Availability: We are to maintain an Excess Availability of (a) $1.0 million, while the Maximum Revolver Amount is $10.0 million, and (b) $1.5 million, if and after the Maximum Revolver Amount is $15.0 million. This covenant is subject to resetting at the Lender’s discretion based upon a business plan for subsequent periods and is acceptable to Lender.

(5)       Accounts Payable and Post-Dated Check Financing:

As of December 31, 2005 there was $7.9 million in post-dated check financing that reduced our cash balance and accounts payable.

As of December 31, 2006 there was no post-dated check financing. During the year ending December 31, 2006 we employ “positive pay” procedures with our financial institution by transmitting check disbursement information to the financial institution to allow for our review and approval of exception transaction prior to them being posted to our account, which preclude post-dated checks from clearing prior to the check date. Therefore, post-dated checks to vendors remain in accounts payable until the date of the check when it is then deducted from accounts payable. At year end December 31, 2006 all post-dated checks provided to vendors are subject to “positive pay” which effectively eliminated post-dated check financing.

(6)       Accrued Expenses:

Accrued expenses consist of the following at December 31, 2005 and 2006 (in thousands):

	2005	2006
Merchandise purchases	$489	$115
Accrued payroll and other related costs	387	920
Accrued net sales returns	123	164
Other accrued expenses	415	610
Accrued marketing expenses	360	143
	$1,774	$1.952

(7)           Commitments:

The following table presents our contractual obligations at December 31, 2006, over the next five years and thereafter (in thousands):

		Less
	Total	Than	1-3	4-5	After 5
Payments by Period	Amount	1 Year	Years	Years	Years
Property lease	$2,701	$931	$1,770	$—	$—

We lease a 50,000 square-foot office and warehouse space in Culver City, California. The lease expires in October 2009. We are obligated to pay real estate taxes, insurance, and maintenance expenses. We expect that, in the normal course of business, the lease will be renewed or replaced by leases on other properties upon termination. Thus, we anticipate that future minimum lease commitments will likely be more than the amounts shown for 2006. Rental expenses for operating leases totaled $837,000, $885,000, and $908,000 for the years ended December 31, 2004, 2005, and 2006, respectively.

(8)           Stockholders’ Equity:

Delaware Reincorporation

On June 22, 2006 the Company reincorporated in the state of Delaware. In connection with our reincorporation in Delaware, we are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 4,000,000 shares of undesignated preferred stock, $0.001 par value.

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors, without any vote or action by the holders of our common stock, to issue preferred stock from time to time in one or more series. Our Board of Directors will be authorized to determine the number of shares and to fix the designations, powers, preferences, and the relative, participating, optional, or other rights of any series of preferred stock. Depending upon the terms of preferred stock established by our Board of Directors, any or all series of preferred stock could have preference over the common stock with respect to dividends and other distributions and upon our liquidation. If any shares of preferred stock are issued with voting powers, the voting power of the outstanding common stock would be diluted. No shares of preferred stock are presently outstanding, and we have no present intention to issue any shares of preferred stock.

Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted upon by stockholders. There will be no cumulative voting. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock will be entitled to receive ratably such dividends as may be declared by our Board of Directors out of funds legally available for that purpose. In the event of the liquidation, dissolution, or winding up of our company, the holders of common stock will be entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding preferred stock. The common stock has no preemptive or conversion rights, other subscription rights, or redemption or sinking fund provisions.

No dividends have been declared or paid on our common stock through December 31, 2006.

In 2005, David Zinberg surrendered 4,144,689 shares of common stock for cancellation. Also in 2005, David Zinberg and Marina Zinberg converted all their Class B common stock to common stock and after the abovementioned cancellation they own 3,542,343 and 7,707,657 shares of common stock respectively.

In 2006, common stock shares totaling 20,000 were issued to independent board members. 15,000 shares were issued to an employee, and 1,404 shares were issued to a non-employee for services rendered. We repurchased and retired 115,000 shares from the Chief Financial Officer (CFO) and we repurchased 15,000 shares from an employee that is held in Treasury.

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

Amortization expenses totaled $200,000, $200,000, and $100,000 during the years ended December 31, 2004, 2005, and 2006, respectively. As of December 31, 2006, all existing deferred stock-based compensation grants were fully vested and all associated costs had been fully amortized.

To meet the statutory obligation for the applicable income and other employment taxes, 115,000 common shares were surrendered back to us in the three months ended September 30, 2006 and a net-share settlement was effected. Based on a fair market value of $6.00 per share on the vesting date as determined based on a combination of factors that include recent share transactions between shareholders and an independent valuation of the Company, the employee’s tax obligations to the taxing authorities were approximately $690,000. The net-share settlement had the effect of share repurchases by us as it reduced and retired the number of shares outstanding and did not represent an expense to the Company. The employee received no cash proceeds and taxes were paid directly to the taxing authorities.

(9)           Stock Option Plans:

We adopted our 2001 Stock Option Plan, our 2002 Special Stock Option Plan and our 2006 Award Plan (collectively, the “Plans”), in January 2001, January 2002, and March 2006, respectively. Under the Plans, we may issue incentive stock options to our employees and non-qualified stock options to consultants and non-employees. The vesting requirements, performance thresholds and other terms and conditions of options granted under the Plans will be determined by our Compensation Committee and Board of Directors. Outstanding options all vest immediately prior to 2006 and have a four year vesting period for options granted in 2006. Additional shares may be granted under the Plans. At December 31, 2006, 1,097,000 shares were available for future grants under the Plans.

The following is a summary of stock option activity as of December 31, 2006, and changes during the year ended December, 2006:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Life of	Instrinsic
		Exercise	Contract	Value as of
Options	Shares	Price	(Years)	12/31/06
Oustanding at January 1, 2006	8,342,000	$5.63
Granted	235,000	$6.00
Exercised	—	—
Forfeited	(120,000)	$6.00
Expired	(104,000)	4.81
Outstanding at December 31, 2006	8,353,000	$5.64	3.76	$2,976,750
Exercisable at December 31, 2006	8,238,000	$5.64	3.75	$ ,2,976,750

During the year ended December 31, 2006, we issued 235,000 stock options to purchase shares in our common stock of which 120,000 were subsequently forfeited before the year end. No options were exercised during 2006 and there was no recognized tax benefit related thereto. Stock-based compensation cost for the year ended December 31, 2006, was $16,000. We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. The stock options were granted at prices equal to the fair market value of our common stock on the date of grant and have a four year vesting period with 25% vesting on each subsequent anniversary of the grant date. The stock options expire 5 years from the grant date.

The following is a summary of stock option activity for the years ended December 31, 2004, 2005, and 2006.

	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,654,500	$3.95	7,728,500	$5.59	8,342,000	$5.63
Granted	6,162,000	6.00	703,500	6.00	235,000	6.00
Exercised	—	—	—	—	—	—
Canceled / forfeited	(88,000)	3.96	(90,000)	4.83	(224,000)	5.45
Outstanding at year-end	7,728,500	$5.59	8,342,000	$5.63	8,353,000	$5.64
Options exercisable at year-end	7,728,500	$5.59	8,342,000	$5.63	8,238,000	$5.64

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006.

	Options Outstanding
	and Exercisable at
	December 31, 2006
			Weighted
			Average
		Weighted	Remaining
		Average	Life of
		Exercise	Contract
Range of Exercise Prices	Shares	Price	(years)
$3.01 – $4.00	1,056,000	$3.75	0.96
$4.01 – $5.00	400,500	$4.50	1.93
$5.01 – $6.00	6,781,500	$6.00	4.30
	8,238,000	$5.64	3.76

The weighted-average grant date fair value of options granted during 2004, 2005, and 2006 was $1.43, $1.14, and $2.40 per share, respectively.

Stock Option Compensation

In connection with certain stock option grants to employees, consisting of 6,137,000,  678,500, and 235,000 options during the years ended December 31, 2004, and 2005, and 2006, respectively, we recognized approximately $0,  $0, and $16,000, respectively, of employee stock-option compensation.

Options granted in 2006 were valued in accordance with SFAS 123R. The fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 4.7% to 5.0%, (2) an expected life of five years, (3) expected volatility of 30% to 37%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. Because there was no public market for our common stock and in accordance with SFAS 123R, we used the calculated method to determine volatility.

Options granted in 2004 and 2005 were valued for the excess of deemed fair value of shares of common stock subject to such options over the exercise price of these options at the grant date in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”. The options granted in 2004, include a seven-year option granted outside of our Plans to Mr. Zinberg for the purchase of 6,000,000 shares of common stock at an exercise price of $6.00 per share, which represented the fair value of the stock on the date of the grant.

During the years ended December 31, 2004 and 2005, we granted 25,000 and  25,000 options, respectively, to consultants and non-employees. We recorded stock option compensation expenses of $27,000 and $16,000 related to these grants in 2004, and 2005, respectively. The fair value for these options was measured on the grant date. At December 31, 2004 and 2005, the fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 4.0% to 4.5%, (2) an expected life of three to five years, (3) expected volatility of 0.01%, and (4) a dividend yield of 0%. Because there was no public market for our common stock, we used the minimum value method to determine volatility.

(10)         Income Tax Expense:

Income tax expense amounted to $82 and $120 for each of the years ended December 31, 2005 and 2006 (an effective rate of 3% for 2005 and 2% for 2006). A reconciliation of the provision (benefit) for income tax expense with amounts determined by applying the statutory U.S. federal income tax rate to income before income tax expense is as follows (in thousands):

	2004	2005	2006
Computed tax (benefit) at federal statutory rate of 34%	$262	$928	$1,873
State taxes, net federal tax benefits	45	162	364
Meals and entertainment	15	22	26
Limitation on executive compensation—section 162 (m)	47	—	387
Expiration of state net operating loss	—	—	—
Change in valuation allowance, net of reduction of net operating loss and cancellation of options	(373)	(1,078)	(2,535)
Minimum Tax Credit	—	—	108
Excess benefit of vested stock	—	—	(170)
Other	4	48	67
Total income tax provision	$—	$82	$120

The components of our deferred tax assets and liabilities at December 31, 2005 and 2006 were as follows (in thousands):

	2005	2006
Deferred tax assets – net operating loss carryforwards	$6,017	$4,499
Employee stock options	930	912
Inventory reserve	132	197
Minimum tax credit carryforwards	80	233
State Taxes	—	(324)
Accrued Expenses	—	79
Allowance for Returns	—	70
Excess Benefit of Vested Stock	—	199
Other	—	35
Total deferred tax assets	$7,159	$5,900
Valuation allowance	$(7,159)	$(5,900)
Net deferred tax assets	$—	$—

As a result of our history of losses, a valuation allowance has been provided for the full amount of our net deferred tax assets. It is uncertain when such benefits will be realized.

As of December 31, 2006, we had federal and state income tax loss carryforwards of approximately $11.1 million and $7.6 million, respectively, which may be used to offset future taxable income. The carryforwards expire in years 2013 through 2023.

The tax benefits from share based compensation awards that are tax deductible in 2006 are included in the deferred tax assets and subjected to the tax valuation reserve. The actual tax deduction exceeds the compensation cost recognized by the company for financial reporting purposes. The excess tax benefits will increase the company’s additional paid in capital as required by FAS 123R when the company realizes the tax benefits as the tax net operating losses are utilized.

We also adopted FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). Under FSP 123(R)-3, the Company elected to use the short-cut method to calculate the historical pool of windfall tax benefits. The Company elected to use the tax law ordering approach for purposes of determining whether an excess of tax benefit has been realized.

(11)         Segment Information:

Net revenue by geographic area is presented based upon the country of destination. No foreign country accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area was as follows for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	2004	2005	2006
United States	$53,986	$73,199	$104,338
International	11,338	17,380	27,485
Total	$65,324	$90,579	$131,873

Long-lived assets include property and equipment and intangible assets that resided in the United States during the years ended December 31, 2004, 2005, and 2006.

(12)         Concentrations:

Purchases of merchandise from one of our top two vendors, which is a related party (see Note 14), constituted 33.8%, 37.1%, and 26.4% of total merchandise purchased by us in the years ending December 31, 2004, 2005, and 2006, respectively. Purchases of merchandise from our top two vendors amounted to $22.6 million, $27.8 million, and $34.4 million, representing 48.1%, 42.1%, and 31.1%, respectively, of the total purchases during the years ended December 31, 2004, 2005, and 2006, respectively.

Outstanding accounts payable to our top two vendors (net of amounts of post-dated checks) totaled $3.2 million and $4.5 million as of December 31, 2005 and 2006, respectively. We have post-dated check financing from these vendors amounting to $2.5 million and $0 as of December 31, 2005 and 2006, respectively. We have “positive pay” which eliminated post-dated check financing from July 17, 2006, as more fully described in Note 5. Loss of either of these vendors may have a negative impact on our operations.

(13)         Contingencies:

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

We also issued to approximately 30 persons or entities shares of common stock in exchange for services and other non-cash consideration valued in excess of $5.5 million in the following approximate amounts for each year:

	Number of	Weighted Ave. Price
Year	Shares	per Share
1999	57,500	$4.00
2000	100,000	$4.00
2001	585,700	$4.09
2002	445,774	$5.00
2003	18,673	$5.60
2004	28,544	$5.00

We also issued to approximately 248 employees or other service providers options to purchase common stock in the following amounts for each year:

	Number of	Exercise
Year	Options	Price
2002	1,332,000	$3.75
2003	485,500	$4.50
2004	6,162,000	$6.00

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

After conducting these offers and sales of common stock and granting these options to purchase common stock, we determined that the offers and sales did not comply with the exemptions from registration under the Securities Act and similar provisions of laws in each state in which our stockholders reside, because certain of our employees who solicited investors engaged in a “general solicitation” of securities. In addition, these employees were required to be licensed as broker-dealers with the SEC and various states, but they were not so licensed. We also determined that because investors did not receive information regarding our potential liability for these violations of federal and state securities laws, the common stock was issued to persons who failed to receive adequate information under federal and state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, the investors in and other holders of our common stock are entitled to return their shares to us and assert a legal claim to receive back from us the full price they paid, plus interest. In the event that a rescission by all of our stockholders were to occur, we would be liable for the $20.5 million we received in exchange for our common stock, in addition to interest of approximately $11.3 million through December 31, 2006. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $2.9 million through December 31, 2006. In addition, we may be liable for the $1.3 million that we anticipate offering to non-management optionees in the rescission offer.

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

On March 17, 2006, we filed a registration statement in connection with a planned initial public offering of our common stock.  We planned to conduct a rescission offer following the initial public offering in order to address sales of certain of our securities made in violation of certain provisions of federal and state securities laws. In June, 2006, our underwriters informed us that they were unable to complete the offering, because we did not obtain a sufficient number of 180-day “lock-up” agreements from our existing stockholders.  Our underwriters have advised us that they are unable to take our company public at this or any other time in the foreseeable future, unless we obtain a sufficient number of these lock-up agreements.  Accordingly, we postponed our plans to conduct the initial public offering and the rescission offer.

If we do not have the financial resources for a rescission offer, any assertion by our stockholders of their legal claims against us could have a material and adverse effect on our liquidity, our financial position, results of operations, and cash flows. Moreover, even if we are successful in obtaining the financing necessary to conduct a rescission offer and make such offer to our stockholders, if, prior to the rescission offer, any stockholders who acquired their common stock in our offerings sell their common stock for less than the price at which they purchased their shares, they will be entitled to recover from us damages equal to the difference between their investment amount plus interest from the date of issuance and the value or price of the security at the time of its sale. Because these stockholders will no longer own our common stock, we will not be able to extinguish these damage claims by offering to rescind the stockholder’s purchase of our common stock.

The probability that stockholders would assert a claim against us and the extent of the our liability, if any, are contingent on a number of factors, including a stockholder’s desire to rescind his or her purchase based on the price of our rescission offer and the key purchase price of the tender for shares, applicable legal precedent, and statutes of limitation. As of the date of this filing, two of our shareholders have filed actions seeking a rescission of their investment in our common stock, which was in the aggregate $60,000, and unspecified damages.  Based on current facts known to management at this time, management does not believe that assertion of any such claims by the Company’s shareholders in a material amount is probable. Accordingly, no accruals for either potential amounts payable or reserves have been made at this time.

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

Lloyd Watnik & Ann Fagelson v. Bidz.com

Bidz.com and David Zinberg are defendants in a lawsuit brought by shareholders, Lloyd Watnik and Ann Fagelson, on November 27, 2006. The shareholders, who invested a total of $60,000 or $30,000 each in 2002, are seeking reparations based on allegations of misrepresentation and breach of fiduciary duties. We do not believe the outcome of the case will have a materially adverse effect on our financial position and we intend to defend the lawsuit vigorously.

(14)         Related Party Transactions:

We purchased approximately 33.8%, 37.1%, and 26.4% of our merchandise in 2004, 2005, and 2006, respectively, from a stockholder that beneficially owns 1,200,000 shares of our common stock as of December 31, 2006, as more fully explained in Note 13.

In 2005, David Zinberg, our President and Chief Executive Officer, purchased an automobile from us for $57,000 which represented the fair market value of the automobile..

Our Vice-President of Technology is a major shareholder of Technolect, Inc. which provided technology consulting services to us in the amount of $150,000 for the year ended December 31, 2005 and $12,000 for the year ended December 31, 2006. We believe that these transactions were on terms no less favorable to us than could have been obtained from unrelated third parties. We own 10% of the common stock of Technolect, Inc., which we acquired for nominal consideration at the inception of Technolect, and have otherwise made no investments in Technolect. As of December 31, 2006, we have a cost basis of $0 in Technolect.

Marina Zinberg, who is a Vice President and owns 33.2% of our outstanding shares, is the sister of David Zinberg, our President and Chief Executive Officer. During 2006 we paid Ms. Zinberg a salary of $100,000. Ms. Zinberg, was formerly our corporate secretary and treasurer, reports to David Zinberg.

On October 18, 2006 the company sold its entire remaining art inventory to a certified merchant for $335,000 which constitute less than one percent of the 2006 net revenue. An ex-employee of our company is a substantial owner of the certified merchant.

(15)         Subsequent Events:

In February 2007, common stock shares totaling 18,750 were issued to independent board members as part of their annual compensation.

(b)           Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

(in thousands)

	Balance at
	the	Charged to
	Beginning of	Revenue,		Balance at the
	the	Cost, or		End of the
Description	Year	Expenses	Deductions	Year
Reserve deducted from asset to which it applies:
Year ended December 31, 2005
Reserve for inventory	$309	$314	$292	$331
Reserve for sales returns	—	408	(285)	123
Reserve for chargebacks	—	30	—	30

Year ended December 31, 2006
Reserve for inventory	$331	$259	$129	$461
Reserve for sales returns	123	300	(259)	164
Reserve for chargebacks	30	—	(5)	25

(c)           Exhibits

The following exhibits are incorporated by reference or filed herewith

Exhibit
Number	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 15, 2006, by and between Bidz.com, Inc., a Delaware corporation, and Bidz.com, Inc., a California corporation (1)
3.1	Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
10.1	2001 Stock Option Plan(4)
10.2	2002 Stock Option Plan(5)
10.3	2006 Stock Award Plan (6)
10.4	Employment Agreement, dated as of June 6, 2006, between Bidz.com, Inc. and David Zinberg (7)
10.4.1	Employment Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (8)
10.5	Employment Agreement, dated as of June 6, 2006, between Bidz.com, Inc. and Lawrence Y. Kong (9)
10.6	Stock Vesting Agreement, dated as of June 30, 2001, between Bidz.com, Inc. and Lawrence Y. Kong (10)
10.7	Form of Indemnification Agreement between Bidz.com, Inc. and each officer and director (11)
10.7.1	Indemnification Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (12)
10.8	Lease, between Bidz.com, Inc. and PAS Trust, dated as of April 15, 2003, and Addendum No. 2, dated as of March 3, 2004(13)
10.9	Client Service Agreement dated January 2, 2006 between Bidz.com, Inc. and Administaff Companies II, L.P. (14)
10.10	Loan and Security Agreement by Bidz.com, Inc. and LaSalle Retail Finance, dated July 12, 2006 (15)
10.11	Employment Agreement, dated as of March 1, 2007 between Bidz.com, Inc. and Leon Kuperman.
10.12	Employment Agreement, dated as of February 21, 2007 between Bidz.com, Inc. and Claudia Liu.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (16)

(1)                  Incorporated by reference to Exhibit 2.1 of Registrant’s Form S-1 (File No. 333-132545).

(2)                  Incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1 (File No. 333-132545).

(3)                  Incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 (File No. 333-132545).

(4)                  Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10 (File No. 000-51257).

(5)                  Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 (File No. 000-51257).

(6)                  Incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 (File No. 333-132545).

(7)                  Incorporated by reference to Exhibit 10.4 of Registrant’s Form S-1 (File No. 333-132545).

(8)                  Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10 (File No. 000-51257).

(9)                  Incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1 (File No. 333-132545).

(10)            Incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 (File No. 333-132545).

(11)          Incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1 (File No. 333-132545).

(12)            Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10 (File No. 000-51257).

(13)            Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10 (File No. 000-51257).

(14)            Incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 (File No. 333-132545).

(15)            Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10 (File No. 000-51257)

(16)            The certification attached as Exhibit 32 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Bidz.com, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM, INC.

	By:	/s/ DAVID ZINBERG

David Zinberg
President and Chief Executive Officer

Dated: March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID ZINBERG	Chairman of the Board, President and	March 12, 2007
David Zinberg	Chief Executive Officer (Principal
Executive Officer)

/s/ LAWRENCE Y. KONG	Chief Financial Officer and	March 12, 2007
Lawrence Y. Kong	Director (Principal Financial and
Accounting Officer)

/s/ PETER G. HANELT	Director	March 12, 2007
Peter G. Hanelt

/s/ MAN JIT SINGH	Director	March 12, 2007
Man Jit Singh