Form 10-Q
period 2007-03-31
Bidz.com, Inc.
filed 2007-05-02
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of April 30, 2007: 23.252,654

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

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	December 31,	March 31,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash	$359	$174
Accounts receivable	1,930	1,395
Inventories, net of reserves of $461 and $543 at December 31, 2006 and March 31, 2007 respectively	31,183	31,422
Prepaid inventory	3,125	1,296
Other current assets	1,192	938
Total current assets	37,789	35,225
Property and equipment, net	478	631
Intangible asset	150	150
Deposits	125	125
Total assets	$38,542	$36,131

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	3,941	7,662
Accounts payable (includes related party amounts of $4,331 and $1,751 at December 31, 2006 and March 31, 2007 respectively	21,987	14,450
Accrued expenses	1,952	1,743
Deferred revenue	3,935	1,970
Total current liabilities	31,815	25,825

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2006 and March 31, 2007, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 23,233,904 and 23,252,654 at December 31, 2006 and March 31, 2007, respectively	23	23
Additional paid in capital	28,352	28,496
Shares held in treasury, at cost, 15,000 shares at March 31, 2007	(90)	(90)
Accumulated deficit	(21,558)	(18,123)
Total stockholders equity	6,727	10,306
	$38,542	$36,131

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2007

Net revenue:
Merchandise sales	$34,636	$44,639
Commissions	57	85
Advertising	1	—

	34,694	44,724

Cost of revenue	25,516	33,596

Gross Profit	9,178	11,128

Operating expenses:
General and administrative	3,352	4,843
Sales and marketing	2,407	2,600
Depreciation and amortization	54	74

Total operating expenses	5,813	7,517

Income from operations	3,365	3,611

Other income - interest income	17	1
Other expense - interest (expense)	—	(82)

Income before income tax expense	3,382	3,530

Income tax expense	90	95

Net income	$3,292	$3,435

Net income per share available to common shareholders - basic	$0.14	$0.15

Net income per share available to common shareholders - diluted	$0.14	$0.14

Weighted average number of shares outstanding - basic	23,312,500	23,245,987

Weighted average number of shares outstanding - diluted	23,826,758	23,724,657

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2007

Cash flows provided by (used for) operating activities:
Net income	$3,292	$3,435

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	54	74
Change in inventory reserve	147	82
Amortization of deferred stock-based compensation	50	—
Stock-based compensation	—	144
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	177	535
Inventories	(1,751)	(321)
Prepaid Inventory	—	1,829
Other current assets	(103)	254
Deposits	(253)	—
Increase (decrease) in liabilities:
Post-dated check financing	817	—
Accounts payable	(2,248)	(7,537)
Accrued expenses	324	(209)
Deferred revenue	(386)	(1,965)
Net cash provided by (used for) operating activities	120	(3,679)

Cash flows (used for) investing activities:
Capital expenditures	(127)	(227)
Cash flows provided by financing activities:
Increase in revolving credit line balance	—	3,721

Net (decrease) in cash	(7)	(185)
Cash, beginning of period	7	359
Cash, end of period	$—	$174

Supplemental disclosure of cash flow information:
Interest paid	$—	$82
Income taxes paid	$—	$10

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(NUMBERS IN THOUSANDS, EXCEPT FOR PER SHARE NUMBERS)
(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2006 filed in the form 10-K Annual Report by the Company on March 12, 2007. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of March 31, 2007 and the results of operations for the three month periods ended March 31, 2006 and 2007 and the cash flows for the three month periods ended March 31, 2006 and 2007.  The results of operations for the three months ended  March 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for return and allowance reserve, inventory reserve, accrued expenses, and valuation allowance for deferred tax assets.

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. We operate a website located at www.bidz.com for the purpose of selling merchandise, utilizing our unique sales auction platform.

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia. Revenue generated from the United States accounted for approximately 82.2% and 79.5% of net revenue for the three months ended March 31, 2006 and 2007, respectively.

For the three month period March 31, 2007, we reported net income of $3.4 million and net cash provided from operating activities of $42,000. As of March 31, 2007, we had current assets of $35.2 million and current liabilities of $25.8 million or working capital of $9.4 million.

During the year ended December 31, 2006, we reported net income of $5.4 million and net cash provided by operating activities of $1.5 million. As of December 31, 2006, we had current assets of $37.8 million and current liabilities of $31.8 million or working capital of $6.0 million.

Recent Developments

In April 2007 our Board of Directors authorized us to initiate steps to list and trade the shares of our common stock. We have determined that, in order to provide liquidity to our shareholders and as a prerequisite to listing on The NASDAQ Stock Market, we will establish a public market for our common stock on the Over the Counter Bulletin Board (“OTCBB”), which we anticipate will occur sometime in May 2007, and apply for listing on The NASDAQ Capital Market.  The Board of Directors has authorized the use of up to $5 million to repurchase shares of the Company.

We have provided financial guidance in our press releases. Our most recent press release provided for expected net revenue of $170 million to $180 million, gross profit margin of 24% to 25% and net income before tax of $13 million to $14 million for the 2007 fiscal year. For the three months ended June 30, 2007 we expect net revenue of $38 million to $40 million and net income before tax of $2.8 million to $3.3 million.

We are a defendant in a lawsuit brought by Yossi Gatlin in October 2005 for an automobile purchased from us in March 2002 for $28,000. Gatlin alleges that we did not provide prior registration so that Gatlin was not able to register the vehicle. In April 2007, we have reached an agreement in principle to settle the case.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement plans-an amendment of FASB Statements No. 87, 88, and 132R.” The statement requires employers to account for the over or under funded status of defined benefit postretirement plans as an asset or liability and recognized changes in the funded status through comprehensive income.  This statement currently has no impact on our financial statements.

In February 2007, the FASB issued Statement No. 159 (“FAS 159”) which expanded FAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 159 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 159, but does not expect the adoption of FAS 159 to have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS  109 “(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007.  The adoption of this statement does not have a material impact on our financial statements.

In June 2006, the Board of the FASB ratified the conclusion reached by the EITF and contained therein in Issue No. 06-03.  The Task Force reached a conclusion that the presentation of taxes on either a gross or net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22.  We present sales tax liability on a net basis.  Sales are not grossed up with the attendant taxes and deducted as a separate line item. The EITF becomes effective for interim and annual reporting periods beginning after December 15, 2006.  The adoption of this statement has no impact on our financial statements.

In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”  The pronouncement, among other things, permits fair value measurements for hybrid financial instruments.  In March of 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  This pronouncement requires entities to recognize a servicing asset or servicing liability under certain circumstances.  Neither of these pronouncements have any impact on our financial statements.

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

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method for the three month periods ended March 31, 2006 and 2007.  The following table sets forth the computation of basic and diluted net income per share.

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2006	2007

Basic and diluted net income per share:

Numerator:
Net income	$3,292	$3,435

Denominator:

Weighted common shares outstanding	23,312,500	23,245,987

Effect of dilutive securities	514,258	478,670

Denominator for diluted calculation	23,826,758	23,724,657

Net income per share, basic	$0.14	$0.15

Net income per share, diluted	$0.14	$0.14

3.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, ABN AMRO, to provide working capital financing secured by inventories and tangible assets. The agreement allows for us to initially draw on a line of credit up to $10 million, with a provision to increase the limit up to $15 million with the future consent of the bank’s loan committee. During the three month period ended March 31, 2007 we successfully increased the limit to $15 million. The revolving credit line agreement expires in July of 2010. As of March 31, 2007, there was an outstanding balance of $7.7 million under the revolving credit line and remaining availability of $5.8 million after deducting a reserve of $1.5 million for minimum required excess availability which is a reserve of the $15 million credit line that we cannot utilize.

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

Capital Expenditures: Borrower shall not make capital expenditures in excess of an agreed upon amount for each fiscal year covered by the loan agreement. All capital expenditures limits are subject to resetting on an annual basis at the Lender’s discretion based upon a business plan for subsequent periods and are acceptable to the Lender.

Minimum Excess Availability: We are to maintain an Excess Availability of  $1.5 million, when the Maximum Revolver Amount is $15 million. This covenant is subject to resetting at the Lender’s discretion based upon a business plan for subsequent periods and is acceptable to Lender.

4.                                      Stock Based Compensation

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

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the three months ended March 31, 2006 and 2007, respectively, reflect the impact of adopting SFAS 123R.

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

Under SFAS 123R, we will continue to use the Black-Scholes model to estimate the fair value of options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumption regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. The stock-based compensation expense from stock options for the three months ended March 31, 2006 and  2007 totaled $0 and $32,000, respectively.

Stock Award

We awarded and issued as director compensation a total of 18,750 shares of common stock for the three months ended March 31, 2007. Our non-employee directors, Man Jit Singh and Peter Hanelt, received stock awards of 8,750 and 10,000 shares, respectively, in lieu of stock options. We grant annually to each non-employee director options to purchase 10,000 shares of our common stock. In lieu of receiving such stock options, non-employee directors may elect to receive one share of common stock for each option to purchase two shares of common stock. Non-employee directors also will receive stock options (or restricted stock in lieu thereof) for committee service per year in addition to the standard non-employee director compensation: options to purchase an additional 5,000 shares of common stock to the Chairman of the Audit Committee, and options to purchase an additional 2,500 shares of common stock to each member of our Audit Committee (other than the Chairman), Compensation Committee and Corporate Governance and Nominating Committee. The fair market value of the shares granted was $6.00 per share, which was determined based on a combination of factors that include recent share transactions between shareholders and an independent valuation of the Company. The stock-based expense from stock awards for the three months ended March 31, 2006 and 2007 totaled $0 and $112,000, respectively.

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

The following is a summary of stock option activity as of March 31, 2007, and changes during the three months ended March 31, 2007.

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value
Outstanding at December 31, 2006	8,353,000	$5.64	3.8	$2,976,750
Granted	490,000	$6.50
Exercised	—	—
Forfeited	—	—
Expired	(9,000)	$6.00
Outstanding at March 31, 2007	8,834,000	$5.69	3.6	$2,976,750
Vested and Exercisable at March 31, 2007	8,229,000	$5.64	3.5	$2,976,750

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007.

			Options Outstanding and Exercisable
			as of March 31, 2007

			Options Outstanding		Options Exercisable

			Weighted	Weighted
		Number	Average	Average	Number	Weighted
Range of		Outstanding	Remaining	Exercise	Exercisable	Average
Exercise Prices		As of 03/31/07	Contractual	Price	As of 03/31/07	Exercise Price
$3.01	$4.00	1,056,000	0.71	$3.75	1,056,000	$3.75
$4.01	$5.00	400,500	1.68	$4.50	400,500	$4.50
$5.01	$6.00	6,887,500	4.06	$6.00	6,772,500	$6.00
$6.01	$7.00	490,000	4.94	$6.50	0	$0.00
$3.01	$7.00	8,834,000	3.60	$5.69	8,229,000	$5.64

As of March 31, 2007, stock options to purchase 605,000 shares were not fully vested. The unamortized stock-based compensation expense as of March 31, 2007 is $1.2 million.

During the three months ended March 31, 2007, we issued 490,000 stock options to purchase shares in our common stock. No options were exercised during three months ended March 31, 2007 and there was no recognized tax benefit related thereto. We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. The stock options were granted at prices above the fair market value of our common stock on the date of grant and have a four year vesting period with 25% vesting on each subsequent anniversary of the grant date. The stock options expire 5 years from the grant date. No options were granted or exercised for the three months ended March 31, 2006.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 was $2.00. Options granted during the three months ended March 31, 2007 were valued in accordance with SFAS 123R. The fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 4.33%, (2) an expected life of five years, (3) expected volatility of 33%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. Because there was no public market for our common stock and in accordance with SFAS 123R, we used the calculated method to determine volatility.

5.                                      Segment Information:

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three-month periods ended March 31, 2006 and 2007. Net revenue by geographic area was as follows:

(in thousands, except percentage data)

	Three Months Ended
	March 31,
	2006		2007

Geographic area	Amount	Percent	Amount	Percent
United States	$28,522	82.2%	$35,574	79.5%
International	6,172	17.8%	9,150	20.5%

Total	$34,694	100.0%	$44,724	100.0%

6.                                      Concentrations

Purchases from two vendors amounted to $12.4 million and $5.6 million representing 48.8% and 21.5% of the total purchases during the three months ended March 31, 2006 and 2007, respectively. Outstanding accounts payable to the two vendors totaled $4.5 million and $1.8 million as of December 31, 2006 and March 31, 2007, respectively. Loss of either of these vendors may have a negative impact on the operations of the Company.

7.                                      Related Party Transactions

During the three months ended March 31, 2006 and 2007, we purchased approximately 40.0% and 7.0%, respectively, of our merchandise from LA Jewelers, Inc. One of the owners of LA Jewelers, Saied Aframian, owns 1,228,000 shares of our common stock as of March 31, 2007.

Our Vice-President of Technology is a major shareholder of Technolect, Inc. which provided technology consulting services to us in the amount of $12,000 and $0 for the three months ended March 31, 2006 and 2007, respectively. We own 10% of the common stock of Technolect, Inc. which we acquired for nominal consideration at the inception of Technolect, and have otherwise made no investments in Technolect. As of March 31, 2007, we have a cost basis of $0 in Technolect.

8.             Income Tax — FIN 48

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied Interpretation 48 to all tax positions for which the statute of limitations remained open. Our preliminary analysis of the implementation of Interpretation 48 reveals that there is no material effect on our financial statements.

The amount of unrecognized tax benefits as of January 1, 2007, was $5.9 million (without regard to impact from alternative minimum tax in a future period) which, if ultimately recognized, will reduce our annual effective tax rate. There have been no material changes in unrecognized tax benefits, except for utilization of net operating loss carryforwards applied against net income for the three months ended March 31, 2007.

We are subject to income taxes in the U.S. federal jurisdiction and California. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal and California examinations by tax authorities for the years before 2003.

We will be under examination by the Internal Revenue Service for the 2004 and 2005 tax years. We expect the examination to be concluded and settled in the next 12 months. The Company, which has recorded unrecognized tax benefits of $5.9 million related primarily to tax net operating loss deductions, believes it is reasonably possible that the resolution of these examinations could result in no additional tax due.

We had not accrued interest and penalties at January 1, 2007 because in management’s judgment there are not tax positions requiring the accrual.

9.             Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  Although the Company believes it has defenses to the allegations and intends to pursue them vigorously, management does not currently have sufficient information to assess the validity of the claims or the amount of potential damages.  Company management currently believes, however, that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Yossi Gatlin  v. Bidz.com

We are a defendant in a lawsuit brought by Yossi Gatlin in October 2005 for an automobile purchased from us in March 2002 for $28,000. Gatlin alleges that we did not provide prior registration so that Gatlin was not able to register the vehicle. Gatlin is claiming his payment of $28,000, the value of the automobile represented to be $350,000, and loss of the use of the automobile in the amount of $100,000. In April 2007, we have reached an agreement in principle to settle the case.

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

Shareholder lawsuits

Bidz.com and David Zinberg are defendants in two lawsuits brought by three shareholders, who invested a total of $85,000, and are seeking a return of their investments. We do not believe the outcome of these cases  will have a materially adverse effect on our financial position and we intend to defend the lawsuits vigorously.

Prior Sales of Securities

From our inception until mid-2003, we raised over $20.5 million in gross equity capital by selling shares of our common stock to approximately 830 investors at prices ranging from $4.00 to $6.00 per share with a weighted average share price of $4.50. We also issued shares of common stock to about 30 persons in exchange for services and other non-cash consideration valued in excess of $5.5 million and issued approximately 250 stock option grants to purchase common stock at a weighted average exercise price of $4.45. After conducting these sales of our securities, we determined that these sales were not exempt from the registration requirements under the Securities Act of 1933 and similar provisions of laws of the states in which our stockholders reside, because certain of our employees who solicited investors engaged in a “general solicitation” of securities. In addition, these employees received compensation for selling our common stock and were required to be licensed as broker-dealers with the Securities and Exchange Commission, or SEC, and various state authorities, but they were not so licensed. In such situations, a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including a right of rescission, civil penalties, a restraining order or injunction, and a court order to pay restitution and costs.

If we were ordered to rescind all purchases of our common stock by stockholders not affiliated with us, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $11.9 million, as of March 31, 2007. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $3.0 million through March 31, 2007. In addition, we may be liable for the $1.3 million that we anticipate offering to non-management optionees as the optionees did not receive information regarding our potential liability for these violations of federal and state securities laws. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

The probability that stockholders would assert a claim against us and the extent of the our liability, if any, are contingent on a number of factors, including a stockholder’s desire to rescind his or her investment, applicable legal precedent, and statutes of limitation. As of the date of this filing, three of our shareholders have filed actions seeking a return of their investment in our common stock, in the aggregate of $85,000, and unspecified damages.  Based on current facts known to management at this time, management does not believe that assertion of any such claims by the Company’s shareholders in a material amount is probable. Accordingly, no accruals for either potential amounts payable or reserves have been made at this time.

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

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and effectively source closeout and regular merchandise, and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring “no reserve” auctions, a $1 minimum opening bid and a unique 15-second auction extension period that allows our auctions to continue until all bids are received.  The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website. Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; and watches.  We believe we are the second largest online retailer of jewelry based on revenue and the largest online jewelry auction site based on web traffic.

In assessing our business, we consider operational and non-financial performance metrics, such as average selling price per order, average orders per day, average items sold per day, acquisition cost per new buyer, and number of new buyers. We averaged daily sales of approximately 9,482 items or 3,317 orders with an average sales transaction amount per order of $154 in the three month period ended March 31, 2007.

We sell to consumers and resellers looking for reliable bargains on jewelry. Because we purchase and retain all of our jewelry inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of our products. We operate in a highly competitive market with low barriers to entry. By selling our own merchandise, we provide a buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from third-party sellers. We also provide a 15-day return policy on all merchandise. We believe that many of our customers resell merchandise that they purchase from our auctions on eBay, at local auctions, and through other retail channels. Our auctions are conducted 24 hours a day, seven days a week. We also offer 24-hour online customer support.

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

We recognize merchandise sales upon shipments made to consumers that are fulfilled from our warehouse. We generally require online payment by credit card or other electronic payment methods at the point of sale. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns and chargebacks from customers.

 We present sales tax liability on a net basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-03.  Sales are not grossed up with the attendant taxes and deducted as a separate line item. The EITF becomes effective for interim and annual reporting periods beginning after December 15, 2006.

We report shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As such, in the Statement of Operations all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

We include auction transaction fee revenue in net revenue. The 3% auction transaction fee is applied to all merchandise sales, including shipping and handling, but not to sales tax.

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

We recognize advertising revenue from allowing other companies to advertise on our web site when the services are rendered and the advertising revenue is known and collectible.

Return and Allowance Reserve

We estimate potential future product returns and chargebacks  related to current period revenue. We analyze historical returns and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. If actual returns and chargebacks are greater than our estimates, we will record additional returns and allowances in addition to our estimates, which will result in lower net revenue recorded during that period.

Prepaid Inventory

We record payments made to our suppliers for purchases we have yet to receive as prepaid inventory until they are in our physical procession and satisfactorily examined; we then categorize them as inventory.

Inventory Reserve

We record reserves against our inventory for lower of cost or market equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We also record reserves of 100% of the value of inventory held for more than one year..

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued. We use the Black-Scholes option pricing model to estimate the value of our options in implementing SFAS 123R and the calculated method to determine expected volatility. Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2006	2007

Net Sales	100.0%	100.0%
Gross Profit	26.5	24.9
Operating Expenses:
General & Administrative	9.7	10.8
Sales & Marketing	6.9	5.8
Depreciation & Amortization	0.2	0.2
Total Operating Expenses	16.8	16.8
Profit from Operations	9.7	8.1
Interest income	0.1	0.0
Interest expense	—	0.2
Income tax expense	0.3	0.2
Net Income	9.5%	7.7%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from shipping and handling, auction transaction fee, commissions from Certified Merchants, and advertising revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2006	2007

Net Sales
Merchandise sales	85.0%	85.9%
Shipping & handling	11.7	10.8
Transaction fees	3.1	3.1
Commissions	0.2	0.2
Advertising	0.0	0.0
Total Net Sales	100.0%	100.0%

Gross Profit

Our gross profit consists of net revenue less the cost of sales. Our cost of sales consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other transaction fees associated with payments.

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

Sales and Marketing Expenses

Our marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factors in increasing demand for our jewelry products and increasing net revenue.

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2007

Net income in the three months ended March 31, 2007 was $3.4 million, or $0.15 and $0.14 per basic and diluted share, respectively. In the three months ended March 31, 2006, net income was $3.3 million and net income per basic and diluted share was $0.14. Net revenue increased by 28.9% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 while the net income increased by 4.3% over the same period. The increase in net income was due primarily to increased revenue offset by lower gross profit margins as a percentage of revenue.

Net Revenue

Net revenue increased 28.9% to $44.7 million in the three months ended March 31, 2007 from $34.7 million in the three months ended March 31, 2006. This increase in net revenue was due primarily to the growth in demand for our jewelry products and the increase in average sales amount per order.

We anticipate that the net revenue will be lower for the second and third quarter periods of 2007 compared to the three months ended March 31, 2007 as the second and third quarters are seasonally weak periods for jewelry sales.

Gross Profit

Gross profit increased 21.2% to $11.1 million in the three months ended March 31, 2007 from $9.2 million in the three months ended March 31, 2006. The increase in gross profit resulted from the increase in sales revenue which rose by 28.9% for the three months ended March 31, 2007 from the three months ended March 31, 2006 offset by the lower gross profit margin of 24.9% in three months ended March 31, 2007 compared to 26.5% in the three months ended March 31, 2006.

Gross profit margins improved starting in February 2007 after we stopped free shipping promotions toward the end of January 2007. In the three months ended March 31, 2006, there was no free shipping promotions. Since we do not anticipate any major free shipping promotions in the foreseeable future, gross profit margins for the remainder of the fiscal year is expected to be better than the corresponding period of the prior year, when we had free shipping promotions.

General and Administrative Expenses

General and administrative expenses increased 44.5% to $4.8 million in the three months ended March 31, 2007 from $3.4 million in three months ended March 31, 2006. The increase in general and administrative expenses was due to our overall growth and includes increases in payroll and payroll related expenses, outsourcing and administrative expenses. General and administrative expenses as a percentage of net revenue increased to 10.8% in the three months ended March 31, 2007 from 9.7% in the three months ended March 31, 2006.

Sales & Marketing Expenses

Sales and marketing expenses increased 8.0% to $2.6 million in the three months ended March 31, 2007 from $2.4 million in the three months ended March 31, 2006. Sales and marketing expenses as a percentage of net revenue decreased to 5.8% in the three months ended March 31, 2007 from 6.9% in the three months ended March 31, 2006. Our efforts to control the sales and marketing expenses have been successful in keeping the rate of increase below the growth rate in net revenue.

In line with expected lower revenue in the second and third quarter periods of 2007 compared to the three months ended March 31, 2007 sales and marketing expenses are also expected to be lower in the second and third quarters of the year..

Additional Quarterly Data

	Three Months Ended March 31,
	2006	2007

Average selling price per order (gross)	$142	$154
Average orders per day	2,901	3,317
Average items sold per day	7,173	9,482
Acquisition costs per new buyer	38	45
Number of new buyers	63.618	58,056

Liquidity and Capital Resources

The significant components of our working capital are inventory and liquid assets such as cash and accounts receivable, reduced by revolving credit line, accounts payable, accrued expenses and deferred revenue. Our business model contains beneficial working capital characteristics: while we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.

As of March 31, 2007, we had a working capital surplus of $9.4 million and have no long-term debt obligations. Net cash provided by operating activities was $42,000 in the three months ended March 31, 2007 compared to net cash provided of $120,000 in the three months ended  March 31, 2006. Cash in the three months ended March 31, 2007 was primarily affected by changes in net income, inventories, accounts payable and deferred revenue. The net cash in the three months ended March 31, 2006 was affected mainly by changes in net income, inventories and  accounts payable.

We recorded net income of $3.4 million in the three months ended  March 31, 2007 compared to $3.3 million in the three months ended  March 31, 2006. Cash flows from net income were used to meet our working capital requirements. In the three months ended  March 31, 2007, inventories increased by $321,000, prepaid inventory decreased by $1.8 million, accounts payable decreased by $7.5 million and deferred revenue decreased by $2.0 million. In the three months ended  March 31, 2006, inventories increased by $1.8 million and accounts payable decreased by $2.2 million. Inventories and accounts payable is affected by our revenue growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins and the current revenue trend.

Net cash used in investing activities was $227,000 in the three months ended  March 31, 2007 compared to $127,000 in the three months ended  March 31, 2006. During the three months ended March 31, 2006 and 2007, respectively, net cash used for investing activities related mainly to capital expenditures for office and computer equipment and software. We expect capital expenditures in 2007 to be significantly higher than in 2006 as we upgrade our technology infrastructure. The sources of funds will be provided from our operating cash flows.

Net cash of $3.7 million and $0 were provided by financing activities in the three months ended March 31, 2007 and 2006, respectively. The financing activities were all related to our revolving credit line.

We believe that cash and cash equivalents currently on hand, cash flows from operations and the availability of a $15 million revolving line of credit will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure, and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventory we carry; and other factors relating to our business. Enhancement of our website, network infrastructure, and transaction processing systems will require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We anticipate increasing our system expenditures to accommodate these needs in the future.

Related Party Transactions

During the three months ended March 31, 2006 and 2007, we purchased approximately 40.0% and 7.0%, respectively, of our merchandise from LA Jewelers, Inc. One of the owners of LA Jewelers, Saied Aframian, owns 1,228,000 shares of our common stock as of March 31, 2007.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, we have concluded that there was a material weaknesses in the internal control environment related to the recording of merchandise inventory and cost of goods sold and, consequently, that the related disclosure controls and procedures are ineffective.

During the first quarter ended March 31, 2007, we identified errors in reconciling inventory purchases between our accounting system and our proprietary inventory system. Inventory purchases that were not properly recorded resulting in amounts improperly applied to cost of goods sold. The deficiency in internal controls was discovered during the account analysis and reconciliation process at period end. We immediately proceeded to develop new procedures to address this deficiency. The new procedures are scheduled to be operational in the next quarter.

ITEM 4T — CONTROLS AND PROCEDURES

Disclosure pursuant to this Item is not applicable to us until we become either a “large accelerated filer” or  an “accelerated filer,” as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, or until after the fiscal year ended on December 15, 2007 but before December 15, 2008.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Yossi Gatlin v. Bidz.com

We are a defendant in a lawsuit brought by Yossi Gatlin in October 2005 for an automobile purchased from us in March 2002 for $28,000. Gatlin alleges that we did not provide prior registration so that Gatlin was not able to register the vehicle. Gatlin is claiming his payment of $28,000, the value of the automobile represented to be $350,000, and loss of the use of the automobile in the amount of $100,000.  In April 2007, we have reached an agreement in principle to settle the case.

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

Shareholder lawsuits

Bidz.com and David Zinberg are defendants in two lawsuits brought by three shareholders, who invested a total of $85,000, and are seeking a return of their investments. We do not believe the outcome of these cases will have a materially adverse effect on our financial position and we intend to defend the lawsuits vigorously.

ITEM 1.A. RISK FACTORS

We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business. In that case, the value of our common stock could decline, and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

We intend to establish a public market for our common stock on the OTC Bulletin Board (OTCBB) as a prerequisite to applying to list on The Nasdaq Stock Market; trading in our common stock may be illiquid and the market price may be volatile.

Presently, there is no public market for our common stock.  In order to provide liquidity to our shareholders, and as a prerequisite to listing on The NASDAQ Stock Market, we will establish a public market for our common stock on the OTCBB, which we anticipate will occur sometime in May 2007.  We will thereafter apply for listing on The NASDAQ Capital Market.  Our common stock may trade in low volumes, which would result in an illiquid market for our securities.  If the trading volume of our common stock is low, sales of even small amounts of our common stock may cause the price of our common stock to fluctuate greatly.  If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. An active public market for our common stock may not develop or be sustained.

Morevover, sales of a substantial number of shares in the public market, or the perception that such sales may occur, could result in significant downward pressure on the price of our common stock. As of March 31, 2007, there were 23,252,654 shares of common stock outstanding. Of these shares, 45% are held by non-affiliates of the Company who have held those shares for more than two years and, pursuant to Rule 144 under the Securities Act, such shares may be sold without restriction. Shares held by affiliates of our company are subject to the resale limitations of Rule 144 described below.  As we did not consummate our planned initial public offering in 2006, any “lock up” agreements (i.e., agreements between us and a shareholder restricting the transferability of the shareholder’s shares for a period of time) are no longer effective..

Furthermore, we plan to register for offer and sale the shares of common stock that are reserved for issuance pursuant to stock options covered by our incentive stock option plans. Shares covered by such registration statements upon the exercise of stock options or warrants generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

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

In addition, we have a heavy concentration of inventory purchases from a small number of suppliers. Our top two suppliers accounted for approximately 48.8% and 21.5% of our total purchases during the three months ended March 31, 2006 and 2007, respectively

The satisfactory availability, performance, and reliability of our website, network infrastructure, and transaction processing systems are critical to our ability to attract, retain, and service customers.

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

In the three months ended March 31, 2006 and 2007, 17.8% and 20.5%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities or any website content localized for foreign markets. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

Prior to fiscal year 2004 we experienced significant operating losses. At March 31, 2007, we had an accumulated deficit of $18.1 million. We cannot be certain that the improvements in our operations resulting since 2004 will continue in the future. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources.”

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

From our inception until mid-2003, we raised over $20.5 million in gross equity capital by selling shares of our common stock to approximately 830 investors at prices ranging from $4.00 to $6.00 per share with a weighted average share price of $4.50. We also issued shares of common stock to about 30 persons in exchange for services and other non-cash consideration valued in excess of $5.5 million and issued approximately 250 stock option grants to purchase common stock at a weighted average exercise price of $4.45. After conducting these sales of our securities, we determined that these sales were not exempt from the registration requirements under the Securities Act of 1933 and similar provisions of laws of the states in which our stockholders reside, because certain of our employees who solicited investors engaged in a “general solicitation” of securities. In addition, these employees received compensation for selling our common stock and were required to be licensed as broker-dealers with the Securities and Exchange Commission, or SEC, and various state authorities, but they were not so licensed. In such situations, a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including a right of rescission, civil penalties, a restraining order or injunction, and a court order to pay restitution and costs.

If we were ordered to rescind all purchases of our common stock by stockholders not affiliated with us, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $11.9 million, as of March 31, 2007. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $3.0 million through March 31, 2007. In addition, we may be liable for the $1.3 million that we will offer to non-management optionees as the optionees did not receive information regarding our potential liability for these violations of federal and state securities laws. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

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

Our founder, executive officers, and directors together own approximately 34.9% of our common stock as of March 31, 2007. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman, President and Chief Executive Officer, owns an additional 33.1% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2007, we awarded and issued as director compensation a total of 18,750 shares of common stock to our non-employee directors, Man Jit Singh and Peter Hanelt, stock awards of 8,750 and 10,000 shares, respectively, in lieu of stock options. These shares were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933. We grant annually to each non-employee director options to purchase 10,000 shares of our common stock. In lieu of receiving such stock options, non-employee directors may elect to receive one share of common stock for each option to purchase two shares of common stock. Non-employee directors also will receive stock options (or restricted stock in lieu thereof) for committee service per year in addition to the standard non-employee director compensation: options to purchase an additional 5,000 shares of common stock to the Chairman of the Audit Committee, and options to purchase an additional 2,500 shares of common stock to each member of our Audit Committee (other than the Chairman), Compensation Committee and Corporate Governance and Nominating Committee. The fair market value of the shares granted was $6.00 per share, which was determined based on a combination of factors that include recent share transactions between shareholders and an independent valuation of the Company. The stock-based expense from stock awards for the three months ended March 31, 2006 and 2007 totaled $0 and $112,000, respectively.

During the three months ended March 31, 2007, we issued 490,000 stock options to purchase shares in our common stock under our 2006 Award Plan. The stock options were granted at prices above the fair market value of our common stock on the date of grant and have a four year vesting period with 25% vesting on each subsequent anniversary of the grant date. The stock options expire 5 years from the grant date. These options to purchase common stock were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933.

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

Dated: April 30, 2007