Form 10-Q
period 2007-06-30
Bidz.com, Inc.
filed 2007-08-13
CIK 1324105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of August 10, 2007: 23,538,478

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

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	December 31,	June 30,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash	$359	$1,783
Accounts receivable, net of reserves of $0 and $100 at December 31, 2006 and June 30, 2007, respectively	1,930	1,517
Inventories, net of reserves of $461 and $790 at December 31, 2006 and June 30, 2007, respectively	31,183	24,992
Prepaid inventory	3,125	155
Other current assets	1,192	996
Total current assets	37,789	29,443
Property and equipment, net	478	1,310
Intangible asset	150	150
Deposits	125	90
Total assets	$38,542	$30,993

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$3,941	$316
Accounts payable (includes related party amounts of $4,331 and $4,117 at December 31, 2006 and June 30, 2007, respectively)	21,987	13,094
Accrued expenses	1,952	2,379
Deferred revenue	3,935	1,810
Total current liabilities	31,815	17,599

Commitments and contingencies

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2006 and June 30, 2007, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 23,233,904 and 23,380,478 at December 31, 2006 and June 30, 2007, respectively	23	23
Additional paid in capital	28,352	28,669
Shares held in treasury, at cost, 15,000 shares at December 31, 2006 and June 30, 2007	(90)	(90)
Accumulated deficit	(21,558)	(15,208)
Total stockholders equity	6,727	13,394
	$38,542	$30,993

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Net revenue:
Merchandise sales	$32,435	$39,049	$67,071	$83,688
Other revenue	(1)	74	57	159
	32,434	39,123	67,128	83,847
Cost of revenue	24,745	28,249	50,261	61,845
Gross Profit	7,689	10,874	16,867	22,002
Operating expenses:
General and administrative	3,443	4,985	6,795	9,828
Sales and marketing	2,838	2,019	5,245	4,619
Public offering costs	1,231	—	1,231	—
Depreciation and amortization	67	113	121	187
Total operating expenses	7,579	7,117	13,392	14,634
Income from operations	110	3,757	3,475	7,368
Other income - interest income	41	3	58	4
Other expense - interest (expense)	—	(82)	—	(164)
Income before income tax expense	151	3,678	3,533	7,208
Income tax expense	4	763	94	858
Net income	$147	$2,915	$3,439	$6,350
Net income per share available to common shareholders - basic	$0.01	$0.13	$0.15	$0.27
Net income per share available to common shareholders - diluted	$0.01	$0.12	$0.14	$0.27
Weighted average number of shares outstanding - basic	23,312,500	23,272,386	23,312,500	23,259,260
Weighted average number of shares outstanding - diluted	23,821,700	24,147,118	23,824,215	23,892,554

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2007

Cash flows provided by (used for) operating activities:
Net income	$3,439	$6,350

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	121	187
Change in inventory reserve	111	329
Amortization of deferred stock-based compensation	100	—
Stock-based compensation	—	250
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	324	413
Inventories	(824)	5,862
Prepaid Inventory	—	2,970
Other current assets	(459)	196
Deposits	150	35
Increase (decrease) in liabilities:
Post-dated check financing	(613)	—
Accounts payable	(2,628)	(8,893)
Accrued expenses	1,193	427
Deferred revenue	(686)	(2,125)
Net cash provided by operating activities	228	6,001

Cash flows (used for) investing activities:
Capital expenditures	(234)	(1,019)
Cash flows provided by (used for) financing activities:
Decrease in revolving credit line balance	—	(3,625)
Proceeds from exercise of stock options	—	67
Net cash used for financing activities	—	(3,558)

Net increase (decrease) in cash	(6)	1,424
Cash, beginning of period	7	359
Cash, end of period	$1	$1,783

Supplemental disclosure of cash flow information:
Interest paid	$—	$164
Income taxes paid	$35	$492

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.             Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2006 filed in the form 10-K Annual Report by the Company on March 12, 2007. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of June 30, 2007 and the results of operations for the three month and six month periods ended June 30, 2006 and 2007 and the cash flows for the six month periods ended June 30, 2006 and 2007.  The results of operations for the three months and six months ended  June 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for accounts receivable reserve, return and allowance reserve, inventory reserve, accrued expenses, stock price volatility, stock option forfeiture rate, expected stock option term and utilization of tax net operating loss carryforwards.

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. We operate a website located at www.bidz.com for the purpose of selling merchandise, utilizing our unique sales auction platform.

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia. Revenue generated from the United States accounted for approximately 79.6% and 77.3% of net revenue for the three months ended June 30, 2006 and 2007, respectively and 81.0% and 78.5% of net revenue for the six months ended June 30, 2006 and 2007, respectively.

For the three and six month periods ended June 30, 2007, we reported net income of $2.9 million and $6.3 million, respectively and for the six month period ended June 30, 2007 we reported net cash provided from operating activities of $6.0 million. As of June 30, 2007, we had current assets of $29.4 million and current liabilities of $17.6 million or working capital of $11.8 million.

Recent Developments

We filed a registration statement on Form S-8 with the Securities and Exchange Commission on June 29, 2007, in connection with the registration under the Securities Act of 1933, as amended, of 3,400,000 shares of the Company’s common stock, par value $0.001 per share, issuable pursuant to the Company’s 2001 Stock Option Plan, 2002 Special Stock Option Plan and 2006 Stock Award Plan.

On May 1, 2007 our common stock began trading under the symbol BIDZ on the OTC Bulletin Board and on June 6 we began trading on the NASDAQ Capital Market.

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

In February 2007, the FASB issued Statement No. 159 (“FAS 159”) which expanded FAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 159 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 159 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 159, but does not expect the adoption of FAS 159 to have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS  109  “(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective as of January 1, 2007.  The adoption of this statement does not have a material impact on our financial statements.

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

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month and six month periods ended June 30, 2006 and 2007.  The following table sets forth the computation of basic and diluted net income per share.

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Basic and diluted net income per share:
Numerator:
Net income	$147	$2,915	$3,439	$6,350
Denominator:
Weighted common shares outstanding	23,312,500	23,272,386	23,312,500	22,259,260
Effect of dilutive securities	509,200	874,732	511,715	633,294
Denominator for diluted calculation	23,821,700	24,147,118	23,824,215	23,892,554
Net income per share, basic	$0.01	$0.13	$0.15	$0.27
Net income per share, diluted	$0.01	$0.12	$0.14	$0.27

3.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, ABN AMRO, to provide working capital financing secured by inventories and tangible assets. The agreement allows for us to initially draw on a line of credit up to $10 million, with a provision to increase the limit up to $15 million with the future consent of the bank’s loan committee. During the first quarter of 2007 we successfully increased the limit to $15 million. The revolving credit line agreement expires in July 2010. As of June 30, 2007, there was an outstanding balance of $316,000 under the revolving credit line. The credit line had a remaining availability of $13.2 million after deducting a reserve of $1.5 million for minimum required excess availability which is a reserve of the $15 million credit line that we cannot utilize.  The Company is subject to certain restrictive covenants for which it was in compliance at June 30, 2007.

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

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the three months and six months ended June 30, 2006 and 2007, reflect the impact of adopting SFAS 123R.

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

Under SFAS 123R, we will continue to use the Black-Scholes Merton model to estimate the fair value of options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumption regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. The stock-based compensation expense from stock options for the three months ended June 30, 2006 and  2007 totaled $0 and $95,000, respectively, and for the six months ended June 30, 2006 and 2007 totaled $0 and $127,000, respectively.

Stock Award

The stock-based expense from stock awards for the three months ended June 30, 2006 and 2007 totaled $0 and $11,000, respectively, and for the six months ended June 30, 2006 and 2007 totaled $0 and $123,000, respectively.

As of June 30, 2007 we had 110,000 shares of restricted common stock that were not fully vested. The unamortized stock-based compensation expense from restricted stock awards totaled $1.1 million as of June 30, 2007.

On February 2, 2007, we awarded and issued, as director compensation, a total of 18,750 shares of common stock to our non-employee directors, Man Jit Singh and Peter Hanelt, with stock awards of 8,750 and 10,000 shares, respectively, in lieu of stock options. On June 15, 2007, we awarded and issued, as director compensation, a total of 110,000 restricted shares of common stock with 25% vesting at the end of each year over a four year period to our non-employee directors, Peter Hanelt, Man Jit Singh and Garry Itkin, with restricted stock awards of 40,000, 30,000 and 30,000 shares, respectively, in lieu of stock options. The fair market value of the shares on grant date was used to determined the value of the share awards.

We grant, annually, to each non-employee director options to purchase 10,000 shares of our common stock. In lieu of receiving such stock options, non-employee directors may elect to receive one share of common stock for each option to purchase two shares of common stock. Non-employee directors also will receive stock options (or restricted stock in lieu thereof) for committee service per year in addition to the standard non-employee director compensation: options to purchase an additional 5,000 shares of common stock to the Chairman of the Audit Committee, and options to purchase an additional 2,500 shares of common stock to each member of our Audit Committee (other than the Chairman), Compensation Committee and Corporate Governance and Nominating Committee.

Stock Option

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

The following is a summary of stock option activity as of June 30, 2007, and changes during the six months ended June 30, 2007.

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Life of	Intrinsic
Options	Shares	Price	Contract	Value
Outstanding at December 31, 2006	8,353,000	$5.64	3.8	$2,976,750
Granted	1,000,000	$8.23
Exercised	(17,824)	$3.75
Forfeited	—	—
Expired	(29,000)	$6.00
Outstanding at June 30, 2007	9,306,176	$5.92	3.4	$21,163,615
Vested and Exercisable at June 30, 2007	8,191,176	$5.64	3.3	$20,138,115

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007.

			Options Outstanding and Exercisable
			as of June 30, 2007
			Options Exercisable		Options Outstanding
		Number	Weighted	Weighted	Number	Weighted
		Outstanding	Average	Average	Exercisable	Average
Range of		As of	Remaining	Exercise	As of	Exercise
Exercise Prices		06/30/07	Contractual	Price	06/30/07	Price
$ 3.01	$4.00	1,038,176	0.43	$3.75	1,038,176	$3.75
$ 4.01	$5.00	400,500	1.43	$4.50	400,500	$4.50
$ 5.01	$6.00	6,867,500	3.81	$6.00	6,752,500	$6.00
$ 6.01	$7.00	490,000	4.69	$6.50	0	$—
$ 9.01	$10.00	510,000	4.96	$9.90	0	$—
$ 3.01	$10.00	9,306,176	3.44	$5.92	8,191,176	$5.64

The stock-based expense from stock options for the three months ended June 30, 2006 and 2007 totaled $0 and $95,000, respectively and for the six months ended June 30, 2006 and 2007 totaled $0 and $127,000, respectively.

As of June 30, 2007, stock options to purchase 1,115,000 shares were not fully vested. The unamortized stock-based compensation expense from stock options as of June 30, 2007 is $2.7 million.

During the six months ended June 30, 2007, we issued 1,000,000 stock options to purchase shares in our common stock. During six months ended June 30, 2007, 17,824 options to purchase shares were exercised with total proceeds of $67,000. The stock options were granted at prices not less than the fair market value of our common stock on the date of grant and have a four year vesting period with 25% vesting on each subsequent anniversary of the grant date. The stock options expire 5 years from the grant date. We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. During the six months ended June 30, 2006, no options were granted nor exercised.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2007 was $2.59. Options granted during the six months ended June 30, 2007 were valued in accordance with SFAS 123R. The fair value of these options was calculated using a Black-Scholes Merton option pricing model using the following assumptions: (1) risk-free interest rates of 4.3-4.9%, (2) an expected life of four to five years, (3) expected volatility of 31-33%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%.

5.             Segment Information:

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three month and six month periods ended June 30, 2006 and 2007. Net revenue by geographic area was as follows:

(in thousands, except percentage data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Geographic	2006		2007		2006		2007
area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$25,832	79.6%	$30,245	77.3%	$54,354	81.0%	$65,819	78.5%
International	6,602	20.4%	8,878	22.7%	12,774	19.0%	18,028	21.5%
Total	$32,434	100.0%	$39,123	100.0%	$67,128	100.0%	$83,847	100.0%

6.             Concentrations

Purchases from two vendors amounted to $6.4 million and $5.5 million representing 30.5% and 30.6% of the total purchases during the three months ended June 30, 2006 and 2007, respectively, and $18.8 million and $10.1 million representing 40.6% and 23.2% of the total purchases during the six months ended June 30, 2006 and 2007, respectively. Outstanding accounts payable to the two vendors totaled $4.5 million and $4.1 million as of December 31, 2006 and June 30, 2007, respectively. Loss of either of these vendors may have a negative impact on the operations of the Company.

7.             Related Party Transactions

During the three months ended June 30, 2006 and 2007, we purchased approximately 19.5% and 22.5%, respectively, of our merchandise from LA Jewelers, Inc. During the six months ended June 30, 2006 and 2007, we purchased approximately 30.8% and 13.3%, respectively. One of the owners of LA Jewelers, Saied Aframian, owns 1,228,000 shares of our common stock as of June 30, 2007.

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

The amount of unrecognized tax benefits as of January 1, 2007, was $5.9 million (without regard to impact from alternative minimum tax in a future period) which, if ultimately recognized, will reduce our annual effective tax rate. There have been no material changes in unrecognized tax benefits, except for utilization of net operating loss carryforwards applied against net income for the six months ended June 30, 2007.

We are subject to income taxes in the U.S. federal jurisdiction and California. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal and California examinations by tax authorities for the years before 2003.

We are under examination by the Internal Revenue Service for the 2004 and 2005 tax years. We expect the examination to be concluded and settled in the next 12 months. The Company, which has recorded unrecognized tax benefits of $5.9 million as of January 1, 2007 related primarily to tax net operating loss deductions, believes it is reasonably possible that the resolution of these examinations could result in no additional tax due.  We have not accrued interest and penalties at June 30, 2007, because in management’s judgment there are not tax positions requiring the accrual.

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

Shareholder lawsuits

Bidz.com and David Zinberg are defendants in two lawsuits brought by three shareholders, who invested a total of $85,000, and are seeking a return of their investments. We have agreements in principle to settle the two lawsuits, for which the settlement amount is not material.

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

If we were ordered to rescind all purchases of our common stock by stockholders not affiliated with us, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $12.4 million, as of June 30, 2007. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $3.2 million through June 30, 2007. In addition, we may be liable for the $1.3 million that we anticipate offering to non-management optionees as the optionees did not receive information regarding our potential liability for these violations of federal and state securities laws. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

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

In assessing our business, we consider operational and non-financial performance metrics, such as average order value, average orders per day, average items sold per day, acquisition cost per new buyer, and number of new buyers. We averaged daily sales of approximately 8,678 items or 2,678 orders with an average sales transaction amount per order of $171 in the three month period ended June 30, 2007.

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

We have provided financial guidance in our press releases. Our most recent press release provided for expected net revenue of $170 million to $180 million and income before income tax of $14 million to $15 million for the 2007 fiscal year. We expect net revenue for the third quarter of 2007 to be in the range of $37 million to $39 million and  income before income tax of approximately $3.0 million to $3.2 million.  Over the next 3-5 years, we expect net revenue to grow annually by 25-30% and pre-tax income margins to reach 10-12%.

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

Other revenue include commissions and advertising revenue. We derive commissions revenue from sales of Certified Merchant merchandise that is owned by third parties and recognize that revenue when services have been rendered. For commission revenue, we recognize as revenue only the commission portion of the price our customers pay for the purchased products because we are acting as an agent in such transactions. Commissions are also reduced by the impact of returns and other discounts redeemed to obtain such sales. We recognize advertising revenue from allowing other companies to advertise on our web site when the services are rendered and the advertising revenue is known and collectible.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued. We use the Black-Scholes Merton option pricing model to estimate the value of our options in implementing SFAS 123R. Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Net Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	23.7	27.8	25.1	26.2
Operating Expenses:
General & Administrative	10.6	12.7	10.1	11.7
Sales & Marketing	8.8	5.2	7.8	5.5
Public Offering Costs	3.8	—	1.8	—
Depreciation & Amortization	0.2	0.3	0.2	0.2
Total Operating Expenses	23.4	18.2	19.9	17.4
Profit from Operations	0.3	9.6	5.2	8.8
Interest income	0.1	0.0	0.1	0.0
Interest expense	—	0.2	—	0.2
Income tax expense	0.0	2.0	0.1	1.0
Net Income	0.4%	7.4%	5.2%	7.6%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from shipping and handling, auction transaction fee, commissions from Certified Merchants, and advertising revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Net Sales
Merchandise sales	84.8%	83.9%	84.9%	85.0%
Shipping & handling	12.1	12.8	11.9	11.7
Transaction fees	3.1	3.1	3.1	3.1
Other revenue	(0.0)	0.2	0.1	0.2
Total Net Sales	100.0%	100.0%	100.0%	100.0%

Gross Profit

Our gross profit consists of net revenue less the cost of sales. Our cost of sales consists of the cost of merchandise sold to customers, inbound and outbound shipping costs, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other transaction fees associated with payments.

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and related benefit costs for our employees. These expenses also include fulfillment, customer service, technology, professional fees, other general corporate expenses, and stock-based compensation, consisting substantially of stock option grants and stock awards to employees, directors and consultants.

Sales and Marketing Expenses

Our marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factors in increasing demand for our jewelry products and increasing net revenue.

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2007

Net income in the three months ended June 30, 2007 was $2.9 million, or $0.13 and $0.12 per basic and diluted share, respectively. In the three months ended June 30, 2006, net income was $147,000 and net income per basic and diluted share was $0.01. Net income increased by $2.8 million or 1,883% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in net income was due primarily to the increase in net revenue and higher gross profit margins.

Net Revenue

Net revenue increased by $6.6 million or 20.6% to $39.0 million in the three months ended June 30, 2007 from $32.4 million in the three months ended June 30, 2006. This increase in net revenue was due primarily to the growth in demand for our jewelry products and the increase in average sales amount per order.

Gross Profit

Gross profit increased $3.2 million or 41.4% to $10.9 million in the three months ended June 30, 2007 from $7.7 million in the three months ended June 30, 2006. The increase in gross profit resulted from the increase in sales revenue which rose by $6.6 million for the three months ended June 30, 2007 from the three months ended June 30, 2006 and from the higher gross profit margin of 27.8% in three months ended June 30, 2007 compared to 23.7% in the three months ended June 30, 2006.

Gross profit margins improved starting in February 2007 after we stopped free shipping promotions toward the end of January 2007. In the three months ended June 30, 2007, there was no free shipping promotions. Since we do not anticipate any major free shipping promotions in the foreseeable future, gross profit margins for the remainder of the fiscal year are expected to be better than the corresponding period of the prior year, when we had free shipping promotions that started from the second quarter of 2006.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million or 44.8% to $5.0 million in the three months ended June 30, 2007 from $3.4 million in three months ended June 30, 2006. The increase in general and administrative expenses was due to our overall growth and includes increases in payroll and payroll related expenses, outsourcing, IT and administrative expenses. We also incurred legal fees related to the public listing of our common stock. General and administrative expenses as a percentage of net revenue increased to 12.7% in the three months ended June 30, 2007 from 10.6% in the three months ended June 30, 2006.

Sales & Marketing Expenses

Sales and marketing expenses decreased by $819,000 or 28.8% to $2.0 million in the three months ended June 30, 2007 from $2.8 million in the three months ended June 30, 2006. Our efforts to control the sales and marketing expenses and improve the effectiveness of our marketing campaigns have been successful in lowering the costs despite the growth in net revenue. Sales and marketing expenses as a percentage of net revenue decreased to 5.2% in the three months ended June 30, 2007 from 8.8% in the three months ended June 30, 2006.

Commencing in the third quarter of 2007, our inventory vendors will be contributing payments to help defray our  marketing costs that may result in lower net marketing expenditures in future periods.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2007

Net income in the six months ended June 30, 2007 was $6.3 million and net income per basic and diluted share was $0.27. In the six months ended June 30, 2006, net income was $3.4 million, or $0.15 and $0.14 per basic and diluted share, respectively. Net income increased by $2.9 million or 84.6% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in net income was due primarily to the increase in net revenue and higher gross profit margins.

Net Revenue

Net revenue increased by $16.7 million or 24.9% to $83.8 million in the six months ended June 30, 2007 from $67.1 million in the six months ended June 30, 2006 This increase in net revenue was due primarily to the growth in demand for our jewelry products and the increase in average dollar amount per order.

Gross Profit

Gross profit increased by $5.1 million or 30.4% to $22.0 million in the six months ended June 30, 2007 from $16.9 million in the six months ended June 30, 2006 The increase in gross profit resulted from the increase in gross profit as a percentage of net sales to 26.2% for the six months ended June 30, 2007 compared to 25.1% for the six months ended June 30, 2006 and from the increase in net revenue which rose by $16.7 million for the six months ended June 30, 2007 from the six months ended June 30, 2006.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million or 44.6 % to $9.8 million in the six months ended June 30, 2007 from $6.8 million in the six months ended June 30, 2006. The increase in general and administrative expenses was primarily due to the increase in payroll and payroll related expenses, outsourcing, IT and administrative expenses. We also incurred more legal fees. General and administrative expenses as a percentage of net revenue increased to 11.7% in the six months ended June 30, 2007 from 10.1% in the six months ended June 30, 2006.

Sales & Marketing Expenses

Sales and marketing expenses decreased by $626,000 or 11.9 % to $4.6 million in the six months ended June 30, 2007 from $5.2 million in the six months ended June 30, 2006.  The decrease in sales and marketing expenses was attributable to the improved effectiveness of our marketing campaigns in this period relative to the corresponding period last year. Sales and marketing expenses as a percentage of net revenue decreased to 5.5% in the six months ended June 30, 2007 from 7.8% in the six months ended June 30, 2006. We continue to expect our sales and marketing expenses to increase in absolute dollars in future periods, as we intend to continue increasing our online marketing campaigns in order to attract new customers.

Commencing in the third quarter of 2007, our inventory vendors will be contributing payments to help defray our marketing costs that may result in lower net marketing expenditures in future periods.

Public offering costs

On June 29, 2006, we decided to postpone our initial public offering in order to reduce the initial public offering overhang (shares available for sale following the initial public offering) by requesting that our shareholders enter into a lock-up agreement for a period of 180 days.  Accordingly, in June 2006, we expensed $1.2 million, consisting of offering costs related to an initial public offering. We have since withdrawn the Form S-1 registration statement for an initital public offering prior to the public trading of our common stock on May 1, 2007.

Additional Quarterly Data

	Quarter Ended
	March 31,	June 30,	March 31,	June 30,
	2006	2006	2007	2007

Average order value (gross)	$142	$133	$154	$171
Average orders per day	2,901	2,832	3,317	2,678
Average items sold per day	7,173	7,730	9,482	8,678
Acquisition costs per new buyer	$38	$49	$45	$38
Number of new buyers	63,618	57,520	58,056	53,637

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

As of June 30, 2007, we had a working capital surplus of $11.8 million and no long-term debt obligations. Net cash provided by operating activities was $6.0 million in the six months ended June 30, 2007 compared to net cash provided of $228,000 in the six months ended  June 30, 2006. Cash in the six months ended June 30, 2007 was primarily affected by changes in net income, inventories, accounts payable and deferred revenue. The net cash in the six months ended June 30, 2006 was affected mainly by changes in net income, inventories, accrued expenses and  accounts payable.

We recorded net income of $6.3 million in the six months ended  June 30, 2007 compared to $3.4 million in the six months ended  June 30, 2006. Cash flows from net income were used to meet our working capital requirements. In the six months ended  June 30, 2007, inventories decreased by $5.9 million, prepaid inventory decreased by $3.0 million, accounts payable decreased by $8.9 million and deferred revenue decreased by $2.1 million. In the six months ended  June 30, 2006, inventories increased by $824,000, accrued expenses increased by $1.2 million and accounts payable decreased by $2.6 million. Inventories and accounts payable is affected by our revenue growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins and the current revenue trend.

Net cash used in investing activities was $1.0 million in the six months ended  June 30, 2007 compared to $234,000 in the six months ended  June 30, 2006. During the six months ended June 30, 2006 and 2007, respectively,  net cash used for investing activities related mainly to capital expenditures for office and computer equipment and software. We expect capital expenditures in 2007 to be significantly higher than in 2006 as we upgrade our technology infrastructure. The sources of funds will be provided from our operating cash flows.

Net cash of $3.6 million and $0 were used for financing activities in the six months ended June 30, 2007 and 2006, respectively. The financing activities were primarily related to our revolving credit line.

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

Related Party Transactions

During the three months ended June 30, 2006 and 2007, we purchased approximately 19.5% and 22.5%, respectively, and during the six months ended June 30, 2006 and 2007, we purchased approximately 30.8% and 13.3%, respectively, of our merchandise from LA Jewelers, Inc. One of the owners of LA Jewelers, Saied Aframian, owns 1,228,000 shares of our common stock as of June 30, 2007.

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

ITEM 4T — CONTROLS AND PROCEDURES

Disclosure pursuant to this Item is applicable to us for the fiscal year ended on December 31, 2007  since we are an “accelerated filer,” as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934,

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Shareholder lawsuits

Bidz.com and David Zinberg are defendants in two lawsuits brought by three shareholders, who invested a total of $85,000, and are seeking a return of their investments. We have agreements in principle to settle the two lawsuits, for which the settlement amount is not material.

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

We have established a public market for our common stock on the the Nasdaq Capital Market; trading in our common stock may be illiquid and the market price may be volatile.

We have established a public market for our common stock on the Nasdaq Capital market.  Our common stock may trade in low volumes, which would result in an illiquid market for our securities.  If the trading volume of our common stock is low, sales of even small amounts of our common stock may cause the price of our common stock to fluctuate greatly.  If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Morevover, sales of a substantial number of shares in the public market, or the perception that such sales may occur, could result in significant downward pressure on the price of our common stock.

We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to stock options covered by our incentive stock option plans. Shares covered by such registration statements upon the exercise of stock options or warrants generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. The issuance or sale of such shares could depress the market price of our common stock.

Shares held by management and affiliates of our company are subject to the resale limitations of Rule 144. In general, under Rule 144 as currently in effect, any person, or persons whose shares are aggregated for purposes of Rule 144, who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.

We may be at risk to accurately report financial results or detect fraud if we fail to maintain an effective system of internal controls.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report that contains an assessment by management on the company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on our assessment of the effectiveness of the internal controls over financial reporting. While we are consistently working on improvements and conducting rigorous reviews of our internal controls over financial reporting, our independent auditors may interpret Section 404 requirements and apply related rules and regulations differently. If our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. Additionally, if we are not able to meet the all requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.

Future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to modify our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

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

Quarterly financial results may not be consistent and impact our stock price.

There are numerous influences on our quarterly financial results that extend beyond the normal seasonal trends. Fluctuations that are under our control include: our ability to influences the timing and quantity of items we place  for auction; our decision to acquire merchandise at favorable prices; our expenditures on marketing and our ability to attract customer visits to our website. Fluctuations that are not under our control that may directly impact our quarterly financial results include: changes in market price for precious metals and gems; changes in consumers’ discretionary income and demand for our products; and changes in fashion trends.

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

In addition, we have a heavy concentration of inventory purchases from a small number of suppliers. Our top two suppliers accounted for approximately 30.5% and 30.9% of our total purchases during the three months ended June 30, 2006 and 2007, respectively and approximately 40.6% and 24.0% of our total purchases during the six months ended June 30, 2006 and 2007, respectively.

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

In the three months ended June 30, 2006 and 2007, 20.4% and 22.7%, respectively, of our net revenue was generated by shipments to customers outside of the United States. In the six months ended June 30, 2006 and 2007, it was 19.0% and 21.5%, respectively. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities or any website content localized for foreign markets. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

We may unknowingly be involved in “conflict” diamond purchases that result in a negative public relationship impact.

There has been an increase in attention to “conflict” diamonds originating out of war-torn regions of Africa. The proceeds from the sale of “conflict” diamonds have been used to fund the ongoing aggression and terrorist activates throughout the world. We make every effort to evaluate our vendor sources to ensure they are not a dealer in “conflict” diamonds. In addition we have implemented an anti-money laundering program to guard against both illicit purchase and sales activities. If these risks were to occur, we may face a negative public reaction to our brand name resulting in loss of sales.

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

We may be subject to assertions by third parties for infringement on their intellectual property rights.

Third parties may in the future assert that we have infringed on their intellectual property rights as we self-develop our auction platform, sales transaction system, and inventory control system.  We have a larger exposure of being accused of intellectual property rights infringements than if we had purchased our technology off the shelf. We also may be at risk for selling items that infringe on other third party trade dress rights, copyright, or patent rights that may cause the offended party to bring action against us. In either event of deemed infringement rights, we would face substantial litigation cost to defend ourselves and utilization of our management and personnel resources.

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

If we were ordered to rescind all purchases of our common stock by stockholders not affiliated with us, we could be required to make an aggregate payment to the holders of these shares of up to approximately $20.5 million, in addition to statutory interest of $12.4 million, as of June 30, 2007. We may also be liable for the $5.5 million of services rendered and property exchanged in consideration for the issuance of common stock, in addition to interest of approximately $3.2 million through June 30, 2007. In addition, we may be liable for the $1.3 million that we will offer to non-management optionees as the optionees did not receive information regarding our potential liability for these violations of federal and state securities laws. In addition, regulators could impose monetary fines or other sanctions as provided under these laws.

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

Our founder, executive officers, and directors together own approximately 34.9% of our common stock as of June 30, 2007. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman, President and Chief Executive Officer, owns an additional 33.0% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2007, we awarded and issued as director compensation a total of 18,750 shares of common stock to our non-employee directors, Man Jit Singh and Peter Hanelt, with stock awards of 8,750 and 10,000 shares, respectively, in lieu of stock options. On June 15, 2007, we awarded and issued as director compensation a total of 110,000 restricted shares of common stock with 25% vesting at the end of each year over a four year period to our non-employee directors, Peter Hanelt, Man Jit Singh and Garry Itkin, with restricted stock awards of 40,000, 30,000 and 30,000 shares, respectively in lieu of stock options. These shares were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933. We grant annually to each non-employee director options to purchase 10,000 shares of our common stock. In lieu of receiving such stock options, non-employee directors may elect to receive one share of common stock for each option to purchase two shares of common stock. Non-employee directors also will receive stock options (or restricted stock in lieu thereof) for committee service per year in addition to the standard non-employee director compensation: options to purchase an additional 5,000 shares of common stock to the Chairman of the Audit Committee, and options to purchase an additional 2,500 shares of common stock to each member of our Audit Committee (other than the Chairman), Compensation Committee and Corporate Governance and Nominating Committee.

The stock-based expense from stock awards for the three months ended June 30, 2006 and 2007 totaled $0 and $11,000, respectively and for the six months ended June 30, 2006 and 2007 totaled $0 and $123,000, respectively.

During the six months ended June 30, 2007, we issued 1,000,000 stock options to purchase shares in our common stock under our 2006 Award Plan. The stock options were granted at prices not less than  the fair market value of our common stock on the date of grant and have a four year vesting period with 25% vesting on each subsequent anniversary of the grant date. The stock options expire 5 years from the grant date. These options to purchase common stock were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933.

The stock-based expense from stock options for the three months ended June 30, 2006 and 2007 totaled $0 and $95,000, respectively and for the six months ended June 30, 2006 and 2007 totaled $0 and $127,000, respectively. During the six months ended June 30, 2007, 17,824 options to purchase shares were exercised with total proceeds of $67,000.

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

Dated: August 10, 2007