Form 10-Q
period 2007-09-30
Bidz.com, Inc.
filed 2007-11-13
CIK 1324105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of November 7, 2007: 23,844,478

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

PART I. FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	December 31,	September 30,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash	$359	$1,100
Accounts receivable, net of reserves of $0 and $100 at December 31, 2006 and September 30, 2007, respectively	1,930	1,994
Inventories, net of reserves of $461 and $794 at December 31, 2006 and September 30, 2007, respectively	34,308	46,273
Other current assets	1,192	2,125
Total current assets	37,789	51,492
Property and equipment, net	478	1,293
Intangible asset	150	161
Deposits	125	104
Total assets	$38,542	$53,050

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$3,941	$—
Accounts payable (includes related party amounts of $4,331 and $5,285 at December 31, 2006 and September 30, 2007, respectively)	21,987	27,614
Accrued expenses	1,952	3,031
Deferred revenue	3,935	2,183
Total current liabilities	31,815	32,828

Commitments and contingencies

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2006 and September 30, 2007, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 23,233,904 and 23,814,978 at December 31, 2006 and September 30, 2007, respectively	23	24
Additional paid in capital	28,352	31,933
Shares held in treasury, at cost, 15,000 shares at December 31, 2006 and September 30, 2007	(90)	(90)
Accumulated deficit	(21,558)	(11,645)
Total stockholders’ equity	6,727	20,222
	$38,542	$53,050

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Net revenue:
Merchandise sales	$27,061	$39,973	$94,132	$123,661
Other revenue	—	78	57	237
	27,061	40,051	94,189	123,898
Cost of revenue	20,399	27,356	70,660	89,201
Gross Profit	6,662	12,695	23,529	34,697
Operating expenses:
General and administrative	3,052	4,945	9,847	14,774
Sales and marketing	2,531	2,406	7,776	7,026
Public offering costs	—	—	1,231	—
Depreciation and amortization	74	160	195	346
Total operating expenses	5,657	7,511	19,049	22,146
Income from operations	1,005	5,184	4,480	12,551
Other income - interest income	19	28	77	33
Other expense - interest (expense)	—	(1)	—	(165)
Income before income tax expense	1,024	5,211	4,557	12,419
Income tax expense	27	1,648	121	2,506
Net income	$997	$3,563	$4,436	$9,913
Net income per share available to common shareholders - basic	$0.04	$0.15	$0.19	$0.42
Net income per share available to common shareholders - diluted	$0.04	$0.14	$0.19	$0.40
Weighted average number of shares outstanding - basic	23,310,791	23,593,325	23,311,930	23,371,838
Weighted average number of shares outstanding - diluted	23,819,549	26,324,387	23,822,649	25,031,607

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2007

Cash flows provided by (used for) operating activities:
Net income	$4,436	$9,913

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	195	346
Change in inventory reserve	119	333
Amortization of deferred stock-based compensation	100	—
Stock-based compensation	219	507
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	5	(64)
Inventories	(6,747)	(12,298)
Other current assets	(152)	(933)
Deposits	100	21
Increase (decrease) in liabilities:
Post-dated check financing	(3,409)	—
Accounts payable	5,061	5,627
Accrued expenses	3,243	1,079
Deferred revenue	64	(1,752)
Net cash provided by operating activities	3,234	2,779

Cash flows (used for) investing activities:
Capital expenditures	(315)	(1,172)
Cash flows provided by (used for) financing activities:
Payments on revolving credit line balance	—	(3,941)
Payments for repurchase of common stock	(690)	—
Proceeds from exercise of stock options	—	1,978
Tax benefit from exercise of stock options	—	1,097
Net cash used for financing activities	(690)	(866)

Net increase in cash	2,229	741
Cash, beginning of period	7	359
Cash, end of period	$2,236	$1,100

Supplemental disclosure of cash flow information:

Interest paid	$—	$165

Income taxes paid	$185	$502

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.             Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2006 filed in the form 10-K Annual Report by the Company on March 12, 2007. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of September 30, 2007 and the results of operations for the three month and nine month periods ended September 30, 2006 and 2007 and the cash flows for the nine month periods ended September 30, 2006 and 2007.  The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for accounts receivable reserve, return and allowance reserve, inventory reserve, inventory vendor marketing reserves, accrued expenses, stock price volatility, stock option forfeiture rate, expected stock option term and utilization of tax net operating loss carryforwards.

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. We operate a website located at www.bidz.com for the purpose of selling merchandise, utilizing our unique sales auction platform.

We sell our products throughout the United States and have expanded the reach of our customer base to Europe, Asia, Canada, Australia and other Countries. Revenue generated from the United States accounted for approximately 76.4% and 75.7% of net revenue for the three months ended September 30, 2006 and 2007, respectively and 79.7% and 77.6% of net revenue for the nine months ended September 30, 2006 and 2007, respectively.

For the three and nine month periods ended September 30, 2007, we reported net income of $3.6 million and $9.9 million, respectively and for the nine month period ended September 30, 2007 we reported net cash provided from operating activities of $2.8 million. As of September 30, 2007, we had current assets of $51.5 million and current liabilities of $32.8 million or working capital of $18.7 million.

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

On May 1, 2007 our common stock began trading under the symbol BIDZ on the OTC Bulletin Board and on June 6, 2007 we began trading on the NASDAQ Capital Market.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement SFAS No. 157 (“FAS 157”), “ Fair Value Measurements ,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective as of January 1, 2007.  The adoption of this statement does not have a material impact on our financial statements.

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

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method excluding the impact of pro forma deferred tax benefits for the three month and nine month periods ended September 30, 2006 and 2007.  The following table sets forth the computation of basic and diluted net income per share.

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Basic and diluted net income per share:
Numerator:
Net income	$997	$3,563	$4,436	$9,913
Denominator:
Weighted common shares outstanding	23,310,791	23,593,325	23,311,930	23,371,838
Effect of dilutive securities	508,758	2,731,062	510,719	1,659,769
Denominator for diluted calculation	23,819,549	26,324,387	23,822,649	25,031,607
Net income per share, basic	$0.04	$0.15	$0.19	$0.42
Net income per share, diluted	$0.04	$0.14	$0.19	$0.40

3.             Inventories

Inventories consist of the following (In thousands):

	December 31, 2006	September 30, 2006

Fine jewelry, watches and other	$29,511	$35,970
Loose diamonds and semi-precious stones	2,133	1,458
Prepaid inventory	3,125	1,141
Inventory with manufacturing vendors	—	8,498
Product inventories	34,769	47,067
Less: Inventory reserve	(461)	(794)
	$34,308	$46,273

4.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, ABN AMRO, to provide working capital financing secured by inventories and tangible assets. The agreement allows for us to initially draw on a line of credit up to $10 million, with a provision to increase the limit up to $15 million with the future consent of the bank’s loan committee. During the first quarter of 2007 we successfully increased the limit to $15 million. The revolving credit line agreement expires in July 2010. As of September 30, 2007, there was no outstanding balance under the revolving credit line. The credit line had a remaining availability of $13.5 million after deducting a reserve of $1.5 million for minimum required excess availability which is a reserve of the $15 million credit line that we cannot utilize. The Company is subject to certain restrictive covenants for which it was in compliance at September 30, 2007.

5.             Stock Based Compensation

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

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the three months and nine months ended September 30, 2006 and 2007, reflect the impact of adopting SFAS 123R.

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

Under SFAS 123R, we will continue to use the Black-Scholes-Merton model to estimate the fair value of options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumption regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors (or expected term). The stock-based compensation expense from stock options for the three months ended September 30, 2006 and 2007 totaled $0 and $181,000, respectively, and for the nine months ended September 30, 2006 and 2007 totaled $0 and $308,000, respectively.

Stock Award

The stock-based expense from stock awards for the three months ended September 30, 2006 and 2007 totaled $0 and $76,000, respectively, and for the nine months ended September 30, 2006 and 2007 totaled $219,000 and $199,000, respectively.

As of September 30, 2007 we had 110,000 shares of restricted common stock that were not fully vested. The unamortized stock-based compensation expense from restricted stock awards totaled $1.0 million as of September 30, 2007.

On February 2, 2007, we awarded and issued, as director compensation, a total of 18,750 shares of common stock to our non-employee directors, Man Jit Singh and Peter Hanelt, with stock awards of 8,750 and 10,000 shares, respectively, in lieu of stock options. On June 15, 2007, we awarded and issued, as director compensation, a total of 110,000 restricted shares of common stock with 25% vesting at the end of each year over a four year period to our non-employee directors, Peter Hanelt, Man Jit Singh and Garry Itkin, with restricted stock awards of 40,000, 35,000 and 35,000 shares, respectively, in lieu of stock options. The fair market value of the shares on grant date was used to determine the value of the share awards.

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

The following is a summary of stock option activity as of September 30, 2007, and changes during the nine months ended September 30, 2007.

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value
Outstanding at December 31, 2006	8,353,000	$5.64	3.8	$2,976,750
Granted	1,000,000	$8.23
Exercised	(452,324)	$4.37
Forfeited	—	—
Expired	(29,000)	$6.00
Outstanding at September 30, 2007	8,871,676	$6.00	3.3	$66,189,724
Vested and Exercisable at September 30, 2007	7,756,676	$5.71	3.1	$60,105,824

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007.

			Options Outstanding and Exercisable as of September 30, 2007
			Options Exercisable		Options Outstanding
Range of Exercise Prices		Number Outstanding As of 09/30/07	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable As of 09/30/2007	Weighted Average Exercise Price
$3.01	$4.00	731,676	0.21	$3.75	731,676	$3.75
$4.01	$5.00	396,500	1.18	$4.50	396,500	$4.50
$5.01	$6.00	6,743,500	3.58	$6.00	6,628,500	$6.00
$6.01	$7.00	490,000	4.44	$6.50	0	$—
$9.01	$10.00	510,000	4.70	$9.90	0	$—
$3.01	$10.00	8,871,676	3.30	$6.00	7,756,676	$5.71

The stock-based expense from stock options for the three months ended September 30, 2006 and 2007 totaled $0 and $181,000, respectively and for the nine months ended September 30, 2006 and 2007 totaled $0 and $308,000, respectively.

As of September 30, 2007, stock options to purchase 1,115,000 shares were not fully vested. The unamortized stock-based compensation expense from stock options as of September 30, 2007 is $2.5 million.

During the nine months ended September 30, 2007, we issued 1,000,000 stock options to purchase shares in our common stock. During the nine months ended September 30, 2007, 452,324 options to purchase shares were exercised with total proceeds of $2.0 million. The stock options were granted at prices not less than the fair market value of our common stock on the date of grant and have a four year vesting period with 25% vesting on each subsequent anniversary of the grant date. The stock options expire 5 years from the grant date. We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2007 was $2.59. Options granted during the nine months ended September 30, 2007 were valued in accordance with SFAS 123R. The fair value of these options was calculated using a Black-Scholes Merton option pricing model using the following assumptions: (1) risk-free interest rates of 4.3-4.9%, (2) an expected term of four to five years, (3) expected volatility of 31-33%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. No stock options were granted in the three months ended September 30, 2007.

6.             Segment Information:

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three month and nine month periods ended September 30, 2006 and 2007. Net revenue by geographic area was as follows:

(In thousands, except percentage data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2007		2006		2007
Geographic Area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$20,687	76.4%	$30,324	75.7%	$75,041	79.7%	$96,144	77.6%
International	6,374	23.6%	9,727	24.3%	19,148	20.3%	27,755	22.4%
Total	$27,061	100.0%	$40,051	100.0%	$94,189	100.0%	$123,899	100.0%

7.             Concentrations

Purchases from two vendors amounted to $8.1 million and $7.8 million representing 34.0% and 17.3% of the total purchases during the three months ended September 30, 2006 and 2007, respectively, and $29.1 million and $14.6 million representing 39.0% and 17.1% of the total purchases during the nine months ended September 30, 2006 and 2007, respectively. Outstanding accounts payable to the two vendors totaled $4.5 million and $5.2 million as of December 31, 2006 and September 30, 2007, respectively.

8.             Related Party Transactions

During the three months ended September 30, 2006 and 2007, we purchased approximately 29.0% and 11.6%, respectively, of our merchandise from LA Jewelers, Inc. During the nine months ended September 30, 2006 and 2007, we purchased approximately 33.0% and 12.2%, respectively. LA Jewelers participates in our inventory co-op marketing program. For the three months ended September 30, 2007 we earned $134,000 from LA Jewelers relating to co-op marketing contributions and $194,000 was unamortized as of September 30, 2007.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. As of September 30, 2007, $122,000 was outstanding and accrued under this gross profit margin guarantee. One of the owners of LA Jewelers, Saied Aframian, owns 1,228,000 shares of our common stock as of September 30, 2007.

9.             Income Tax — FIN 48

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

The amount of unrecognized tax benefits as of January 1, 2007, was $5.9 million (without regard to impact from alternative minimum tax in a future period) which, if ultimately recognized, will reduce our annual effective tax rate. There has been no material changes in unrecognized tax benefits, except for utilization of net operating loss carryforwards applied against net income for the nine months ended September 30, 2007.

We are subject to income taxes in the U.S. federal jurisdiction and California. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.

With few exceptions, we are no longer subject to U.S. federal and California examinations by tax authorities for the years before 2003.

We are under examination by the Internal Revenue Service for the 2004 and 2005 tax years. We expect the examination to be concluded and settled in the next 12 months. The Company, which has recorded unrecognized tax benefits of $5.9 million as of January 1, 2007 related primarily to tax net operating loss deductions, believes it is reasonably possible that the resolution of these examinations could result in minimal or no additional tax due. Accordingly, we have not accrued interest and penalties at September 30, 2007.

10.          Contingencies

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

Prior Sales of Securities

From our inception until mid-2003, we raised over $20.5 million in gross equity capital by selling shares of our common stock to approximately 830 investors at prices ranging from $4.00 to $6.00 per share with a weighted average share price of $4.50. We also issued shares of common stock to about 30 persons in exchange for services and other non-cash consideration valued in excess of $5.5 million and issued approximately 250 stock option grants to purchase common stock at a weighted average exercise price of $4.45. After conducting these sales of our securities, we determined that these sales were not exempt from the registration requirements under the Securities Act of 1933. A number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including a right of rescission, civil penalties, a restraining order or injunction, and a court order to pay restitution and costs.

The probability that stockholders would assert a claim against us and the extent of the our liability, if any, are contingent on a number of factors, including a stockholder’s desire to rescind his or her investment, applicable legal precedent, and statutes of limitation. Based on current facts known to management at this time, and considering the market price and trading price range of our common stock, management does not believe that assertion of any such claims in a material amount by the Company’s shareholders is probable. Accordingly, no accruals for either potential amounts payable or reserves have been made at this time.

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

In assessing our business, we consider operational and non-financial performance metrics, such as average order value, average orders per day, average items sold per day, acquisition cost per new buyer, and number of new buyers. We averaged daily sales of approximately 8,814 items, or 2,699 orders, with an average order value of $173 in the three month period ended September 30, 2007.

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

Revenue Recognition

We derive our revenue from four sources: merchandise sales, shipping revenue, auction transaction fee revenue and other revenue. In accordance with SAB 104, we recognize revenue from all four sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

We recognize merchandise sales upon shipments made to consumers that are fulfilled from our warehouse. We generally require online payment by credit card or other electronic payment methods before we ship.

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

Other revenue includes commissions and advertising revenue. We derive commission revenue from sales of Certified Merchant merchandise that is owned by third parties and recognize that revenue when services have been rendered. For commission revenue, we recognize as revenue only the commission portion of the price our customers pay for the purchased products because we are acting as an agent in such transactions. Commissions are also reduced by the impact of returns and other discounts redeemed to obtain such sales. We recognize advertising revenue from allowing other companies to advertise on our web site when the services are rendered and the advertising revenue is known and collectible.

Return and Allowance Reserve

We estimate potential future product returns and chargebacks that related to current period revenue. We analyze historical returns and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. If actual returns and chargebacks are greater than our estimates, we will record additional returns and allowances in addition to our estimates, which will result in lower net revenue recorded during that period.

Prepaid Inventory

We record payments made to our suppliers for purchases we have yet to receive as prepaid inventory until they are in our physical possession and satisfactorily examined. Prepaid inventory is included in inventories is $3.1 million and $1.1 million at December 31, 2006 and September 30, 2007, respectively.

Inventory Reserve

We record reserves against our inventory equal to the difference between the cost of inventory and the lower of estimated market value based upon assumptions about future demand and market conditions. We also record reserves of 100% of the value of inventory held for more than one year. Inventory reserve is $461,000 and $794,000 at December 31, 2006 and September 30, 2007, respectively.

 Inventory Co-op Marketing Reserve

Beginning in third quarter 2007 we record reserves against our inventory for co-op marketing contributions from our vendors that have yet to be amortized to cost of sales. The co-op marketing contributions are amortized as a reduction to cost of sales over the estimated inventory turnover period. In accordance with EITF 02-16:  Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, the co-op marketing contributions that cannot be identified specifically to benefit the vendors are a reduction in cost of sales. Unamortized inventory co-op marketing reserve is $0 and $1.5 million at December 31, 2006 and September 30, 2007, respectively.

Receivable from vendors for co-op marketing contributions is included in other current assets and amounted to $0 and $1.2 million at December 31, 2006 and September 30, 2007, respectively.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued. We use the Black-Scholes-Merton option pricing model to estimate the value of our options in implementing SFAS 123R. Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Net Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	24.6	31.7	25.0	28.0
Operating Expenses:
General & Administrative	11.2	12.4	10.5	11.9
Sales & Marketing	9.4	6.0	8.3	5.7
Public Offering Costs	0.0	—	1.3	—
Depreciation & Amortization	0.3	0.4	0.2	0.3
Total Operating Expenses	20.9	18.8	20.3	17.9
Profit from Operations	3.7	12.9	4.7	10.1
Interest income	0.1	0.1	0.1	0.0
Interest expense	—	0.0	—	0.1
Income tax expense	0.1	4.1	0.1	2.0
Net Income	3.7%	8.9%	4.7%	8.0%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from shipping and handling, auction transaction fee, and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Net Sales
Merchandise sales	84.4%	84.2%	84.8%	84.7%
Shipping & handling	12.6	12.6	12.1	12.0
Transaction fees	3.0	3.0	3.0	3.1
Other revenue	0.0	0.2	0.1	0.2
Total Net Sales	100.0%	100.0%	100.0%	100.0%

Gross Profit

Our gross profit consists of net revenue less the cost of sales. Our cost of sales consists of the cost of merchandise sold to customers, amortized co-op marketing contributions from vendors, inbound and outbound shipping costs, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other transaction fees associated with payments.

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and related benefit costs for our employees. These expenses also include fulfillment, customer service, technology, professional fees, other general corporate expenses, and stock-based compensation, consisting substantially of stock option grants and stock awards to employees and directors.

Sales and Marketing Expenses

Our marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are important factors in increasing demand for our jewelry products and increasing net revenue.

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2007

Net income in the three months ended September 30, 2007 was $3.6 million, or $0.15 and $0.14 per basic and diluted share, respectively. In the three months ended September 30, 2006, net income was $997,000 and net income per basic and diluted share was $0.04. Net income increased by $2.6 million or 257% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase in net income was due primarily to the increase in net revenue and higher gross profit margins.

Net Revenue

Net revenue increased by $13.0 million or 48.0% to $40.1 million in the three months ended September 30, 2007 from $27.1 million in the three months ended September 30, 2006. This increase in net revenue was due primarily to the growth in demand for our jewelry products and the increase in average order value. We have also implemented three initiatives that generated more demand from our customers. In certain circumstances, including satisfaction of our gross profit criteria and availability of multiple quantities of items, we allow customers who did not have the winning bid to purchase items at their last bid price, we allow customers to purchase multiple quantities of items and we allow customers viewing the item to purchase the item at the winning bid price.

Gross Profit

Gross profit increased $6.0 million or 90.6% to $12.7 million in the three months ended September 30, 2007 from $6.7 million in the three months ended September 30, 2006. The increase in gross profit resulted from the increase in sales revenue of 48.0% for the three months ended September 30, 2007 from the three months ended September 30, 2006 and from the higher gross profit margin of 31.7% in three months ended September 30, 2007 compared to 24.6% in the three months ended September 30, 2006.

Beginning in the three months ended September 30, 2007, gross profit margins benefited from the amortized co-op marketing contributions that reduced our cost of sales by $833,000 or 2.1% of net revenue. We expect the co-op marketing contributions to improve our gross profit margins for the remainder of the fiscal year compared to the corresponding period of the prior year.

In the three months ended September 30, 2007, there are no free shipping promotions compared to free promotions offered in the three months ended September 30, 2006. Since we do not anticipate any major free shipping promotions in the foreseeable future, gross profit margins for the remainder of the fiscal year are expected to be better than the corresponding period of the prior year, when we had free shipping promotions that started from the second quarter of 2006.

The three new revenue initiatives which are based on meeting our gross profit criteria also contributed to a higher gross profit margin in the three months ended September 30, 2007 compared to the corresponding prior year period.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million or 62.0% to $4.9 million in the three months ended September 30, 2007 from $3.1 million in three months ended September 30, 2006. The increase in general and administrative expenses was due mainly to increases in payroll and payroll related expenses, SOX compliance costs, outsourcing and other administrative expenses. General and administrative expenses as a percentage of net revenue increased to 12.4% in the three months ended September 30, 2007 from 11.2% in the three months ended September 30, 2006.

Sales & Marketing Expenses

Sales and marketing expenses decreased by $125,000 or 4.9% to $2.4 million in the three months ended September 30, 2007 from $2.5 million in the three months ended September 30, 2006. Our efforts to control the sales and marketing expenses and improve the effectiveness of our marketing campaigns have been successful in lowering the costs despite the growth in net revenue. Sales and marketing expenses as a percentage of net revenue decreased to 6.0% in the three months ended September 30, 2007 from 9.4% in the three months ended September 30, 2006.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2007

Net income in the nine months ended September 30, 2007 was $9.9 million, or $0.42 and $0.40 per basic and diluted share, respectively. In the nine months ended September 30, 2006, net income was $4.4 million, or $0.19 per basic and diluted share. Net income increased by $5.5 million or 123% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in net income was due primarily to the increase in net revenue and higher gross profit margins.

Net Revenue

Net revenue increased by $29.7 million or 31.5% to $123.9 million in the nine months ended September 30, 2007 from $94.2 million in the nine months ended September 30, 2006. This increase in net revenue was due primarily to the growth in demand for our jewelry products and the increase in average order value. We have also implemented three initiatives that generated more demand from our customers. In certain circumstances, including satisfaction of our gross profit critieria and availability of multiple quantities of items, we allow customers who did not have the winning bid to purchase items at their last bid price, we allow customers to purchase multiple quantities of items and we allow customers viewing the item to purchase the item at the winning bid price.

Gross Profit

Gross profit increased by $11.2 million or 47.5% to $34.7 million in the nine months ended September 30, 2007 from $23.5 million in the nine months ended September 30, 2006. The increase in gross profit resulted from the increase in gross profit as a percentage of net sales to 28.0% for the nine months ended September 30, 2007 compared to 25.0% for the nine months ended September 30, 2006 and from the increase in net revenue which rose by 31.5% for the nine months ended September 30, 2007 from the nine months ended September 30, 2006.

Beginning in the third quarter of 2007, gross profit margins benefited from the amortized co-op marketing contributions that reduced our cost of sales by $833,000 or 0.7% of net revenue. We expect the co-op marketing contributions and our three new revenue initiatives to improve our gross profit margins for the remainder of the fiscal year compared to the corresponding period of the prior year.

Gross profit margins also improved starting in February 2007 after we stopped free shipping promotions at the end of January 2007. Since we do not anticipate any major free shipping promotions in the foreseeable future, gross profit margins for the remainder of the fiscal year are expected to be better than the corresponding period of the prior year, when we had free shipping promotions that started in the second quarter of 2006.

General and Administrative Expenses

General and administrative expenses increased by $4.9 million or 50.0% to $14.7 million in the nine months ended September 30, 2007 from $9.8 million in the nine months ended September 30, 2006. The increase in general and administrative expenses was primarily due to the increase in payroll and payroll related expenses, outsourcing, SOX compliance costs, legal fees, IT related expenses and other administrative expenses. General and administrative expenses as a percentage of net revenue increased to 11.9% in the nine months ended September 30, 2007 from 10.5% in the nine months ended September 30, 2006.

Sales & Marketing Expenses

Sales and marketing expenses decreased by $750,000 or 9.6 % to $7.0 million in the nine months ended September 30, 2007 from $7.8 million in the nine months ended September 30, 2006.  The decrease in sales and marketing expenses was attributable to the improved effectiveness of our marketing campaigns in this period relative to the corresponding period last year. Sales and marketing expenses as a percentage of net revenue decreased to 5.7% in the nine months ended September 30, 2007 from 8.3% in the nine months ended September 30, 2006. We continue to expect our sales and marketing expenses to increase in absolute dollars in future periods, as we intend to continue increasing our online marketing campaigns in order to attract new customers.

Public offering costs

On June 29, 2006, we decided to postpone our initial public offering in order to reduce the initial public offering overhang (shares available for sale following the initial public offering) by requesting that our shareholders enter into a lock-up agreement for a period of 180 days.  Accordingly, in the nine months ended September 2006, we expensed $1.2 million, consisting of offering costs related to an initial public offering. We have since withdrawn the Form S-1 registration statement for an initial public offering prior to the public trading of our common stock on May 1, 2007.

Additional Quarterly Data

	Quarter Ended
	March 31,	June 30,	September 30,	March 31,	June 30,	September 30,
	2006	2006	2006	2007	2007	2007

Average order value (gross)	$142	$133	$124	$154	$171	$173
Average orders per day	2,901	2,832	2,587	3,317	2,678	2,699
Average items sold per day	7,173	7,730	7,293	9,482	8,678	8,814
Acquisition costs per new buyer	$38	$49	$51	$45	$38	$43
Number of new buyers	63,618	57,520	49,412	58,056	53,637	55,423

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

As of September 30, 2007, we had a working capital surplus of $18.7 million and no long-term debt obligations. Net cash provided by operating activities was $2.8 million in the nine months ended September 30, 2007 compared to net cash provided of $3.2 million in the nine months ended September 30, 2006. Cash in the nine months ended September 30, 2007 was primarily affected by changes in net income, inventories, accounts payable and deferred revenue. The net cash in the nine months ended September 30, 2006 was affected mainly by changes in net income, inventories, post-dated check financing, accounts payable and accrued expenses.

We recorded net income of $9.9 million in the nine months ended September 30, 2007 compared to $4.4 million in the nine months ended September 30, 2006. Cash flows from net income were used to meet our working capital requirements. In the nine months ended September 30, 2007, inventories increased by $14.1 million, accounts payable increased by $5.6 million and deferred revenue decreased by $1.8 million. In the nine months ended September 30, 2006, inventories increased by $6.7 million, post-dated check financing decreased by $3.4 million, accounts payable increased by $5.1 million and accrued expenses increased by $3.2 million. Inventories and accounts payable are affected by our revenue growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins and the current revenue trend.

Net cash used in investing activities was $1.2 million in the nine months ended September 30, 2007 compared to $315,000 in the nine months ended September 30, 2006. During the nine months ended September 30, 2006 and 2007, net cash used for investing activities related mainly to capital expenditures for office and computer equipment and software. We expect capital expenditures in 2007 to be significantly higher than in 2006 as we upgrade our technology infrastructure. The sources of funds will be provided from our operating cash flows and a line of credit available from our lender.

Net cash of $866,000 and $690,000 were used for financing activities in the nine months ended September 30, 2007 and 2006, respectively. The financing activities were primarily related to reducing our revolving credit line by $3.9 million net against proceeds from exercise of stock options of $2.0 million and tax benefit from exercise of stock options of $1.1 in the nine months ended September 30, 2007 and payments for the repurchase of common stock of $690,000 in the nine months ended September 30, 2006.

We believe that cash currently on hand, cash flows from operations and the availability of a $15 million revolving line of credit will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future.

Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure, and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventory we carry; relocation to a new corporate office; and other factors relating to our business. Enhancement of our website, network infrastructure, and transaction processing systems will require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We anticipate increasing our system expenditures to accommodate these needs in the future.

Related Party Transactions

During the three months ended September 30, 2006 and 2007, we purchased approximately 29.0% and 11.6%, respectively, and during the nine months ended September 30, 2006 and 2007, we purchased approximately 33.0% and 12.2%, respectively, of our merchandise from LA Jewelers, Inc. LA Jewelers participates in our inventory co-op marketing program. For the three months ended September 30, 2007 we earned $134,000 from LA Jewelers relating to co-op marketing contributions and $194,000 was unamortized as of September 30, 2007.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. As of September 30, 2007, $122,000 was outstanding and accrued under this gross profit margin guarantee. One of the owners of LA Jewelers, Saied Aframian, owns 1,228,000 shares of our common stock as of September 30, 2007.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4.                  CONTROLS AND PROCEDURES

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

ITEM 4T.               CONTROLS AND PROCEDURES

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report that contains an assessment by management on the company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on our assessment of the effectiveness of the internal controls over financial reporting. While we are consistently working on improvements and conducting rigorous reviews of our internal controls over financial reporting, our independent auditors may interpret Section 404 requirements and apply related rules and regulations differently. If our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. Additionally, if we are not able to meet all the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.

Future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to modify our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

We have established a public market for our common stock on the NASDAQ Capital Market; trading in our common stock may be illiquid and the market price may be volatile.

We have established a public market for our common stock on the NASDAQ Capital Market.  Our common stock may trade in low volumes, which would result in an illiquid market for our securities.  If the trading volume of our common stock is low, sales of even small amounts of our common stock may cause the price of our common stock to fluctuate greatly.  If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, sales of a substantial number of shares in the public market, or the perception that such sales may occur, could result in significant downward pressure on the price of our common stock.

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

We have given substantial deposits of inventory to our manufacturing vendors to produce finished jewelry products.

We may be at risk of loss for the diamonds, precious and semi-precious gems that we have given to our manufacturing vendors to produce into finished jewelry products. If the businesses of the vendors fail, the diamond inventory is lost or stolen, the vendors do not have adequate insurance coverage or if the vendors fail to produce and deliver finished jewelry products, we would incur substantial losses that would have a material impact on our net income and financial position.

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

There are numerous influences on our quarterly financial results that extend beyond the normal seasonal trends. Fluctuations that are under our control include: our ability to influence the timing and quantity of items we place for auction; our decision to acquire merchandise at favorable prices; our expenditures on marketing and our ability to attract customer visits to our website. Fluctuations that are not under our control that may directly impact our quarterly financial results include: changes in market price for precious metals and gems; changes in consumers’ discretionary income and demand for our products; and changes in fashion trends.

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

In addition, we have a heavy concentration of inventory purchases from a small number of suppliers. Our top two suppliers accounted for approximately 34.0% and 17.3% of our total purchases during the three months ended September 30, 2006 and 2007, respectively and approximately 39.0% and 17.1% of our total purchases during the nine months ended September 30, 2006 and 2007, respectively.

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

Our business and results of operations could be harmed due to the lack of a comprehensive test bed for quality assurance and software application implementation.

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

Our business operations could be disrupted due to the lack of documentation of our internally developed software application systems and dependence on key system developers to maintain the system.

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

In the three months ended September 30, 2006 and 2007, 23.6% and 24.3%, respectively, of our net revenue was generated by shipments to customers outside of the United States. In the nine months ended September 30, 2006 and 2007, it was 20.3% and 22.4%, respectively. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities or any website content localized for foreign markets. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S.

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

Numerous states and foreign jurisdictions, including California, where our headquarters are located, have regulations regarding how auctions may be conducted and the liability of auctioneers in conducting such auctions. No final legal determination has been made whether the California regulations apply to our business, and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose regulations that could affect us or our users, which could harm our business.

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

Our founder, executive officers, and directors together own approximately 34.1% of our common stock as of September 30, 2007. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman, President and Chief Executive Officer, owns an additional 32.3% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2007, we awarded and issued as director compensation a total of 18,750 shares of common stock to our non-employee directors, Man Jit Singh and Peter Hanelt, with stock awards of 8,750 and

10,000 shares, respectively, in lieu of stock options. On June 15, 2007, we awarded and issued as director compensation a total of 110,000 restricted shares of common stock with 25% vesting at the end of each year over a four year period to our non-employee directors, Peter Hanelt, Man Jit Singh and Garry Itkin, with restricted stock awards of 40,000, 35,000 and 35,000 shares, respectively in lieu of stock options. These shares were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933. We grant annually to each non-employee director options to purchase 10,000 shares of our common stock. In lieu of receiving such stock options, non-employee directors may elect to receive one share of common stock for each option to purchase two shares of common stock. Non-employee directors also will receive stock options (or restricted stock in lieu thereof) for committee service per year in addition to the standard non-employee director compensation: options to purchase an additional 5,000 shares of common stock to the Chairman of the Audit Committee, and options to purchase an additional 2,500 shares of common stock to each member of our Audit Committee (other than the Chairman), Compensation Committee and Corporate Governance and Nominating Committee.

The stock-based expense from stock awards for the three months ended September 30, 2006 and 2007 totaled $0 and $76,000, respectively and for the nine months ended September 30, 2006 and 2007 totaled $0 and $199,000, respectively.

During the nine months ended September 30, 2007, we issued 1,000,000 stock options to purchase shares in our common stock under our 2006 Award Plan. The stock options were granted at prices not less than the fair market value of our common stock on the date of grant and have a four year vesting period with 25% vesting on each subsequent anniversary of the grant date. The stock options expire 5 years from the grant date. These options to purchase common stock were issued in reliance on the exemption from registration under Section 4(2) under the Securities Act of 1933.

The stock-based expense from stock options for the three months ended September 30, 2006 and 2007 totaled $0 and $181,000, respectively and for the nine months ended September 30, 2006 and 2007 totaled $0 and $308,000, respectively. During the nine months ended September 30, 2007, 452,324 options to purchase shares were exercised with total proceeds of $2.0 million.

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

Dated: November 12, 2007