Form 10-K
period 2007-12-31
Bidz.com, Inc.
filed 2008-03-12
CIK 1324105

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0063 Expires: April 30, 2009 Estimated average burden hours per response.. 2,196.00
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file Number  000-51257

BIDZ.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4728109
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3562 Eastham Drive, Culver City, California	90232
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code      (310) 280-7373

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NASDAQ Capital Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ YES	☒ NO

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the price of the common stock as of December 31, 2007 was approximately $118.2 million. For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for others purposes.

The number of shares outstanding of the registrant’s common stock was 24,556,354 as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

BIDZ.COM, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Part I

Item 1.           Business

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and effectively source jewelry merchandise and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website. Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; and watches. In addition to our own products, we have several independent merchants that sell art, collectibles and gift items. We offer to sell products through our website at www.bidz.com.

We sell to consumers looking for reliable bargains on jewelry. Because we purchase and retain all of our jewelry inventory on-site, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We provide a trustworthy and secure buying environment with a 15-day return policy on all merchandise. We believe that some of our customers are resellers intending to sell our goods in secondary markets, such as on eBay, at local auctions, and through other retail channels. These resellers have the opportunity to purchase products at lower prices than they would receive from manufacturers or other distributors. Our auctions are conducted 24 hours a day, seven days a week. We also offer daily telephone customer support for payments, 24-hour live-help and e-mail customer support.

The following aspects of our innovative auction model differentiate us from other auction websites:

•                  a $1 minimum bid format,

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

We purchase jewelry inventory directly from manufacturers and liquidators. We also closely monitor our sales trends to assess consumer demand for certain jewelry styles and categories and purchase such non-closeout inventory directly from manufacturers. We have eliminated various inefficiencies and mark-ups associated with traditional intermediaries in the jewelry market. Our sourcing model provides a critical alternative liquidation channel for manufacturers, for which disposal of closeout inventory represents a significant challenge. We have the flexibility to purchase a variety of lot sizes, and our centralized warehouse and fulfillment center enables our suppliers to ship their products to a single location, easing the burden on their infrastructures. We have developed a database of product descriptions and pictures that enables us to rapidly post inventory for sale. In addition, we closely monitor sales and gross margin trends of our products on a daily basis, allowing us to select carefully additional products for purchase and adjust supplier pricing as necessary.

History

We commenced operations in early 1998 by offering a limited selection of merchandise for sale on eBay’s website through our predecessor, Asset Lenders of America, a group of 11 collateral lending stores. In the fall of 1998, we formed Bidz.com, Inc. as a California corporation, acquired Asset Lenders of America, and purchased the domain name www.bidz.com . In February 1999, we launched the www.bidz.com website and began offering closeout jewelry through our auction format. In November 1999, we merged Asset Lenders of America into our company. In June 2006, the Company reincorporated in the state of Delaware.

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

Manufacturers traditionally hold inventory to buffer against uncertain demand within their normal, offline sales channels. Manufacturers’ primary distribution channels consist of regular sales to major established retailers at wholesale prices and sales to wholesalers that service smaller retail chains. In recent years, several dynamics have shifted inventory risk from retailers to manufacturers, including the following:

•              dominant retailers insisting on just-in-time deliveries from manufacturers,

•              dominant retailers often demanding to cancel orders mid-production and returning unsold merchandise,

•              rapid changes in style, color, or models, turning inventory into closeout merchandise,

•              incorrect estimates of consumer demand leading to overproduction, and

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

Product quality assurance.     We provide detailed and accurate descriptions of each product. Our trained product specialists inspect our jewelry, utilizing the Gemological Institute of America Diamond and Colored Stone Grading System prior to posting on our website for auction. We guarantee the quality of our products through our 15-day return policy on all of our merchandise with a money-back guarantee if the product is not as described on our website. Items that are returned that are identical to their description are subject to a restocking fee, which is 15% of the original purchase price and shipping fees are non-refundable. Our commitment to quality and product description accuracy is demonstrated by consistently low return rates on our items, which were approximately 3% of all items sold in 2007.

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

Resolution of channel conflict.     Manufacturers seek to avoid liquidating their products through traditional retail channels in which their discounted products may be sold alongside their full-price products. Such side-by-side selling can result in weaker pricing and decreased brand strength, which is known as channel conflict or sales channel pollution. As a result, many manufacturers turn to liquidation wholesalers and discount retailers. These liquidation channels, however, provide manufacturers limited control over distribution and are unreliable and expensive to manage. Because we offer an alternate online distribution channel that focuses on the auction sale of jewelry, our suppliers are able to sell their discounted jewelry independently of their full-priced products. We believe this enables our suppliers to avoid customer confusion and potential loss of sales of their full-priced jewelry products.

Profitable alternative for suppliers.     We eliminate the various inefficiencies and mark-ups associated with traditional intermediaries, and our high volume of sales from a single location provides us with favorable inventory turnover and lower inventory carrying and handling costs versus traditional jewelry retailers. Manufacturers can also sell excess products to us rather than expend the labor and cost of melting and reworking their gold products.

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

Opening an online jewelry retail store in 2008 by allowing fixed price items to be sold that will complement our core auction format; and

Focusing on new international markets by expanding into and creating a strong presence in a number of English-speaking countries, including the United Kingdom, Canada, Australia, Ireland, and New Zealand, and introducing foreign language versions of our website in 2008 for certain international markets.

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

Our marketing and advertising efforts consist primarily of the following initiatives:

Search marketing:     We purchase search engine advertising primarily at an auction based price, which is paid each time a potential customer clicks on one of our advertisements. We currently maintain advertising relationships with, among others, Google (US, Australia, Canada, European Union, South East Asia, Mid East and South America), Yahoo (US, and Australia), MSN for search engine advertising.

Online banner marketing:     We utilize banner advertisements from the largest banner advertising channels. We focus on contextual and behavioral advertisements that appear on websites related to jewelry, fashion, shopping and women’s lifestyle. The Company maintains portal advertising relationships with Yahoo, MSN, Casale Media,

Advertising.com, ValueClick Media, AOL and others. The fee structure for our purchase of banner advertisements is based on a set price for an action (such as clicks or new buyers), or on a cost per thousand basis, for which we pay a set fee per thousand banner advertisements that appear on the selected websites.

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

Affiliate programs:     We attract customers by participating in affiliate programs. Our affiliate programs offer other website operators an opportunity to earn commissions by providing their visitors access to our website. We use Link Share for our U.S. and U.K. programs and Commission Junction for our European affiliate programs. We also work with several other Affiliate Networks including Azoogle, Hydra Media and Neverblue Media. In so doing, we intend to extend the reach of our website and draw customers from a variety of other websites. By participating in our affiliate programs, website publishers earn volume-based commissions by directing customers to our website.

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

We do not have any formal or binding supply agreements with any of our suppliers, manufacturers, distributors, or other suppliers. We purchase and carry inventory in all of the products we offer for sale to ensure availability and expedited delivery. Currently, we acquire inventories from our suppliers on a cash and revolving credit basis with payment typically due within 60 to 90 days. In an effort to achieve cost efficiencies and a more diverse supplier base, we have started to acquire substantially more products on a cash basis. This strategy will allow for more flexibility to increase  our product selection, reduce our product costs, and enlarge our supply relationships by allowing us to purchase from vendors that do not extend credit to their customers.

We also purchase, from time to time, loose diamonds and semi-previous stones and deliver them to manufacturers to produce into finished jewelry inventory. This source of inventory allows us to reduce our product costs.

Merchandising Strategy

We seek to maintain profitability while providing variety and value to our customers by carefully selecting the types of products we post on our website at any given time, the duration of the auction for each item, and the frequency with which we re-post comparable items after sales. We actively monitor our auctions and sales so that we are able to adjust continually the makeup and quantity of goods on our website at any given time. Since bids on all company-owned merchandise start at $1, losses are incurred on approximately 15% to 25% of the items sold on an annual basis. The risks associated with a $1 minimum bid auction are mitigated by profits generated from items sold at a gain, which resulted in an overall 29.1% gross profit margin in 2007.

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

Our system architecture is built on industry-standard platforms that are designed to provide continuous service 24 hours a day, 365 days per year. Our website servers are located at a third-party co-location facility operated by Savvis Inc. in El Segundo, CA. Savvis provides redundant internet connectivity, physical security, climate control, redundant power delivered through a 100% uptime guarantee. The back-office processing system is housed in our headquarters in Culver City and communicates with Savvis over four independent T1 lines. These systems include both Oracle and Microsoft SQL database engines operating in a multi-processing Microsoft Windows environment designed to accommodate large volumes of online traffic and are configured for high fault tolerance with redundancy and load balancing. Our Internet servers utilize VeriSign Inc. digital certificates to provide secure website communications for sales and payment transactions.

In the fourth quarter we implemented a major system upgrade that has moved our primary auction system to Savvis Inc. This upgrade included a complete re-write of our core auction platform. The auction platform is now running as a J2EE (Java 2 Enterprise Edition) application utilizing Oracle 11g for robust transaction management. Included in the upgrade, we have also deployed the following solutions at the Savvis data center:

•                  an Enterprise SAN (Storage Area Network) Solution from Hitachi

•                  an Enterprise Network solution from Cisco Systems including Firewall, Load Balancer, Secure VPN, Gigabit switching and IDS (Intrusion Detection System)

•                  Standardized x64 Sun Fire Servers

We are currently planning to develop a second co-location in a different region to provide greater load balancing and disaster recovery. We utilize the firewall protection and the services of TrustWave, which provides regular scanning of our systems for security vulnerabilities and PCI compliance.

At December 31, 2007, we had a technology and development staff of 23. We have structured the technology and development into two distinct departments: software development and production support. We anticipate that we will continue to devote significant resources to product development and product management in the future as we add new features and functionality.

Customer Service and Fulfillment Operations

An important element of our sales strategy is to provide a high level of customer service support in order to establish long-term relationships with our customers and encourage repeat visits and purchases. Our customer service support staff provides detailed payment, billing, and delivery guidance and is trained to answer a broad array of questions regarding auctions and payments conducted on our website. Our informed and helpful staff, together with the informative and educational aspects of our website, promote customer confidence in purchase decisions.

At December 31, 2007, we had a customer service and billing staff of 31. We utilize automated online live-help, e-mail and phone systems to route traffic to our customer service and billing support representatives to provide personalized assistance. The customer service center operates between the hours of 8:00 a.m. and 5:00 p.m., Pacific time, seven days a week for telephone support and 24 hours a day for online live-help and e-mail support. We outsource substantially all of our online live-help and e-mail support.

Customers may utilize the following payment methods: credit card, money orders, and checks. We also offer our customers the opportunity to make payments using PayPal and Bill-Me-Later services. We require payment to be received by us prior to shipping the merchandise.

We maintain a fraud prevention department to detect suspect payments. Our internal system flags suspect payments when the billing address or other pertinent information does not match cardholder information. Our fraud prevention department then requests that the customer provide additional information to verify identity before shipment is released.

We provide our customers with a five-day grace period to pay for products won through auctions. If payment is not received by the fifth day, the purchase order lapses and the product is cycled back into inventory. If a customer purchases additional items during the five-day period, we offer the customer the opportunity to save on shipping by aggregating all purchased items into one shipment at a cost of only $3 per additional item for up to 30 items. If payment is not made within the five-day period, the product is offered for auction again and thus the same item may be auctioned more than once.

Our goal is to fulfill purchase orders on a timely, secure, and accurate basis. We inspect and track each product at all stages of the receiving and order fulfillment process. Following payment, the merchandise is processed for shipment. Customer orders are typically delivered within seven business days, depending on the shipping method. Most purchases are delivered with signature or delivery confirmation. We ship all products via nationally recognized carriers, such as Federal Express and the U. S. Postal Service. All of our shipments are fully insured.

We have a 15-day return policy on all of our merchandise with a money-back guarantee if the product is not as described on our website. Items that are returned that are as described are subject to a 15% restocking fee. Our facility has security controls and restricted access and has been designed for the prompt receipt, storage, and shipment of our products. In addition, we have security guards on duty 24 hours a day, seven days a week to patrol the premises. Security is complemented by video and alarm surveillance.

Seasonality

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday shopping season. Approximately 33.9%, 28.5% and 33.8% of our net revenue in 2005, 2006 and 2007, respectively, was generated during the fourth quarter. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will be in the fourth quarter.

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

California applies the burden of security risks to those owning and operating computer systems and networks, under a mandatory disclosure law (SB 1386).  Companies holding computerized personal information of California residents are required to take steps either to encrypt this personal information or adopt, as part of an information security policy, notice and disclosure procedures for any computer security breaches, whether or not the breach occurs in California. If we were found to be noncompliant we would be subject to civil suits, including class actions, for damages and injunctive remedies in California courts.

Employees

At December 31, 2007, we had 235 full-time and 5 part-time employees. We may utilize part-time employees, temporary employees, and independent contractors to respond to fluctuations in our business. None of our employees are covered by a collective bargaining agreement with us, and we consider our relations with our employees to be good.

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

The following discussion describes the Delaware Certificate of Incorporation and the Bylaws that were adopted and is intended to be a summary and does not describe all provisions of our certificate of incorporation or bylaws or Delaware law that may be applicable to us. For a more thorough understanding of the terms of our capital stock, you should refer to our certificate of incorporation and bylaws, which have been filed as exhibits to this report.

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

Preferred Stock

Our certificate of incorporation authorizes our Board of Directors, without any vote or action by the holders of our common stock, to issue preferred stock from time to time in one or more series. Our Board of Directors is authorized to determine the number of shares and to fix the designations, powers, preferences, and the relative, participating, optional, or other rights of any series of preferred stock. Issuances of preferred stock would be subject to the applicable rules of Nasdaq or other organizations on which our securities are then quoted or listed. Depending upon the terms of preferred stock established by our Board of Directors, any or all series of preferred stock could have preference over the common stock with respect to dividends and other distributions and upon our liquidation. If any shares of preferred stock are issued with voting powers, the voting power of the outstanding common stock would be diluted. No shares of preferred stock are presently outstanding, and we have no present intention to issue any shares of preferred stock.

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

Delaware Statutory Provisions

Anti-Takeover Provision of Delaware Law. Under Section 203 of the DGCL, no Delaware corporation shall engage in a “business combination” with an “interested stockholder” for a period of three years following the date that the stockholder became an interested stockholder. “Business combination” includes a merger, consolidation, asset sale, or other transaction resulting in financial benefit to the interested stockholder. “Interested stockholder” is a person who, together with affiliates and associates, owns, or within three years, did own 15% or more of the corporation’s voting stock. This prohibition does not apply if:

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company. The transfer agent’s address is 6201 15th Avenue, Brooklyn, New York 11219 and its telephone number is (718) 921-8124.

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

We have established a public market for our common stock on the NASDAQ Capital Market; our stock is subject to short selling and trading in our common stock may be volatile.

Since November 2007, we have been included by Nasdaq on the Regulation SHO Threshold Security List, which may be indicative of a significant amount of naked shorting in our common stock.  As defined in Rule 203(c)(6) of Regulation SHO, a “threshold security” is any equity security of any issuer that is registered under Section 12 of the Exchange Act, or that is required to file reports under Section 15(d) of the Exchange Act (commonly referred to as reporting securities), where, for five consecutive settlement days: (i) there are aggregate fails to deliver at a registered clearing agency of 10,000 shares or more per security; the level of fails is equal to at least one-half of one percent of the issuer’s total shares outstanding; and the security is included on a list published by a self-regulatory organization (SRO).   A security ceases to be a threshold security if it does not exceed the specified level of fails for five consecutive settlement days. Short selling and possible market price manipulation of our common stock has a negative effect on the trading price of our common stock and may cause trading in our common stock to be volatile.

The trading price in our common stock may be volatile and you may lose all or part of your investment.

The market price of our common stock has been subject to significant fluctuations and these fluctuations could continue. Some factors that could affect the market price of our common stock are as follows:

•                  actual or anticipated changes in our operating results,

•                  changes in research analysts recommendations or estimates of financial performance,

•                  changes in market valuation of similar companies, economic  and general market conditions,

•                  announcements of significant contracts, company developments, commercial relationships, banking credit facilities, capital commitments, acquisitions or joint ventures,

•                  our issuance of additional shares of common stock or other securities, and

•                  intellectual property or litigation developments.

Trading in our common stock may experience significant price and volume fluctuations and adversely affect the trading price of our common stock. Following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

We are subject to “prank” bidding by persons who are not required to provide their identification.

Presently, we do not require new users to our site to provide their identification upon registration.  Consequently, from time to time we are subject to “prank” bidders who may win auctions but do not intend to purchase our merchandise.  Although the Company reauctions merchandise not purchased by such bidders, a large number of failed auctions in which winning bidders do not complete their purchases could adversely affect our results of operations.

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

In 2006 and 2007, 20.8% and 22.3%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities or any website content localized for foreign markets. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top two suppliers accounted for approximately 42.1%, 31.1% and 24.0 % of our total purchases in 2005, 2006, and 2007, respectively. In 2007, we purchased 12.1% of our merchandise from R-7 and 11.9% from LA Jewelers, Inc.

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

The jewelry industry is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, silver, platinum, and other precious metals and precious and semi-precious stones may be influenced by such factors as cartels, political instability in exporting countries, changes in global demand, and inflation. Shortages of these materials or an increase in their prices could reduce the quantity of products we have available for sale and our ability to sell our products for more than our cost, causing reduced sales or lower margins compared to our historical and expected sales and margins.

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

Our business depends in part on the efficient and uninterrupted operation of our computer and communications hardware. The servers and other hardware necessary to operate our website, including our auction and bidding systems, are located at a single third-party co-location facility in El Segundo, CA. We rely on that facility to provide Internet access with the speed, capacity, and reliability we require. Our servers and other hardware that run our transaction processing, order fulfillment, and office administration tasks are located at our headquarters. Our servers and other hardware are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes, and similar events. We do not currently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for any losses that may occur. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders, or the unauthorized disclosure of confidential customer data. System disruptions or failures would also create a large number of customer questions and complaints that need to be addressed by our customer service support personnel. The occurrence of any of the foregoing risks could substantially harm our business and results of operations. Our systems are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events.

We may not be able to increase our capacity or respond to rapid technological changes in a timely manner or without service interruptions, which may harm our business.

We may not be able to accommodate any substantial growth in traffic or user demand on our website, network infrastructure, and transaction processing systems in a timely manner or without substantial costs. If we are unable to upgrade our existing technology, network infrastructure, and transaction processing systems to accommodate any increased sales volume, our potential customers may be dissatisfied and may purchase merchandise from our competitors. We may also fail to provide enough capacity in our customer service and sales support functions to provide a high level of customer service. A failure to implement new systems and increase customer service capacity effectively could adversely affect our sales. Enhancement of our website, network infrastructure, and transaction processing systems will require us to spend a significantly higher amount than we have in the past. Moreover, to date, our spending in these areas as a percentage of revenue has been lower than industry averages. We have increased sigficantly in 2007 our system expenditures to accommodate these needs.

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

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter of the calendar year as a result of higher consumer spending during the December holiday season. Approximately 33.9%, 28.5% and 33.8% of our net revenue in 2005, 2006 and 2007, respectively, was generated during the fourth quarter. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will occur in the fourth quarter. In anticipation of any increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher sales and marketing costs and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected sales during any future fourth quarter, it would have a disproportionately large impact on our results of operations for that year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in sales compared with expenses in a given period, which would substantially harm our business and results of operations.

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

Third parties may in the future assert that we have infringed on their intellectual property rights as we self-develop our auction platform, sales transaction system, and inventory control system.  We have a larger exposure of being accused of intellectual property rights infringements than if we had purchased our technology off the shelf. We also may be at risk for selling items that infringe on other third party trade dress rights, copyright, or patent rights that may cause the offended party to bring action against us. In either event of alleged infringement, we would face substantial litigation cost to defend ourselves and utilization of our management and personnel resources.

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

Third parties may from time to time claim that we have infringed their intellectual property relating to our business model or auction systems. We expect that participants in our market increasingly will be subject to infringement claims as the number of services and competitors in our industry segment grows. Any claim like this, whether meritorious or not, could be time-

consuming, result in costly litigation, cause service upgrade delays, or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on acceptable terms or at all. As a result, any such claim could harm our business.

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

Holders of common stock issued by us in prior offerings may be entitled to rescind their purchases.

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

Our founder, executive officers, and directors together own approximately 33.3% of our common stock as of December 31, 2007. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman, President and Chief Executive Officer, owns an additional 31.3% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

Item 2.           Properties.

We lease a 50,000 square foot facility in Culver City, California, which serves as our corporate headquarters and houses our sales, marketing, research and development, customer service, fulfillment, and warehouse operations. Our lease expires in October 2009. We expect that our current facility will satisfy our needs through 2009. In August 2007, we leased a separate 12,000 square-foot warehouse in Culver City, California and this lease expires in August 2012.

Item 3.           Legal Proceedings

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

Item 4.           Submission of Matters to a Vote of Security Holders

On June 6, 2007, the Company  held its annual meeting of shareholders, at which time the following directors were elected to serve a three year term expiring in 2010:  David Zinberg, and Peter Hanelt. The number of votes cast for each of the directors was 1,765,825, the number of votes against was 0 and the number of abstentions and broker non-votes was 97,758. The term for Lawrence Y. Kong and Man Jit Singh, will be expiring at the annual meeting of stockholders in 2008.

Effective May 7, 2007, the Board was expanded to five (5) members with one (1) additional director, Garry Itkin, appointed to the Board. As previously reported, Mr. Itkin, who served as a director of the Company since July 2003, resigned as a director on December 18, 2006, citing his inability to devote sufficient time to his duties as a director.  Mr. Itkin is now able to devote the time necessary to participate fully as a director of the Company and resumed his position as Director.

Part II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “BIDZ.” The following table sets forth the high, low and closing market prices of our common stock during each of the four calendar quarters for 2007:

For the quarter ended:	High	Low	Close

March 31, 2007	$—	$—	$—
June 30, 2007	10.70	4.90	8.10
September 30, 2007	13.94	6.82	13.46
December 31, 2007	22.50	8.20	8.97

As of December 31, 2007, there were 24,556,354 shares of common stock outstanding.

We have established a public market for our common stock on the NASDAQ Capital Market. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to stock options covered by our stock option plans. Shares covered by such registration statements upon the exercise of stock options or warrants generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. As of December 31, 2007, the number of shares of our common stock that is subject to outstanding options to purchase common stock is 8,131,300.

Shares held by management and affiliates of our company are subject to the resale limitations of Rule 144. In general, under Rule 144 as currently in effect, any person, or persons whose shares are aggregated for purposes of Rule 144, who beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.

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

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights (1)	warrants and rights	column (a))
Equity compensation plans approved by security holders
2006 Stock Award Plan	1,115,000	$6.00	—
2002 Special Stock Option Plan	395,000	$4.50	—

Equity compensation plans not approved by security holders
2001 Stock Option Plan	571,300	$6.00	—
Non-statutory Stock Option (2)	6,050,000	$6.00	—

Total	8,131,300	$6.20	—

(1)                                The total number of shares of common stock to be issued upon exercise of all outstanding stock options is 8,131,300 as of December 31, 2007.

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

In 2007, we issued 10,000 and 8,750 shares of our common stock to each of our outside directors, Peter Hanelt and Man Jit Singh, respectively, as payment of independent director fees. We also issued 40,000, 35,000 and 35,000 restricted share awards of our common stock, with 25% vesting at the end of each year over a four year period, under the 2006 Award Plan to each of our outside directors, Peter Hanelt, Man Jit Singh and Garry Itkin, respectively, as payment of independent director fees. We issued stock options to purchase an aggregate of 1,000,000 shares in our common stock at an exercise price of $8.23 per share to 4 of our employees under our 2006 Award Plan for services rendered to the our company. We also issued 16,000 restricted share awards of our common stock, with 25% vesting at the end of each year over a four year period, under the 2006 Award Plan to 5 employees for services rendered to our company.

In 2006, we issued 10,000 shares of our common stock to each of our outside directors, Peter Hanelt and Man Jit Singh, as payment of independent director fees.  We also issued 15,000 and 1,404 shares of common to an employee and independent consultant, respectively, for services rendered. The shares of common stock were issued at a price of $6.00 per share. We issued stock options to purchase an aggregate of 235,000 shares of our common stock at an exercise price of $6.00 per share to three of our employees under our 2006 Award Plan for services rendered to our company.

In 2005, we issued stock options to purchase an aggregate of 678,500 shares and 25,000 shares of our common stock at an exercise price of $6.00 per share to, respectively, 44 of our employees under our 2001 Stock Option Plan and one non-employee for services rendered to our company.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the fourth quarter of 2007:

			Total Number of	Maximum
			Shares	Number
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	may
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2007	Purchased	Share	Program	Program (1)
October 1 — October 31	—	—	—	—
November 1 — November 30	—	—	—	—
December 1 — December 31	100,000	$8.86	100,000	464,000
Total	100,000	$8.86	100,000	464,000

(1)                                  In June 2007, we authorized the stock buyback program for up to $5.0 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  As of December 31, 2007, we have $4.1 million of authorization remaining under this program and the maximum number of shares that may yet be repurchased is based on the average price paid per share of $8.86.

Item 6.    Selected Financial Data

The selected financial data presented below has been derived from our financial statements. The statement of operations data for each of the fiscal years ended December 31, 2005, 2006, and 2007 and the balance sheet data at December 31, 2006 and 2007 are derived from our audited financial statements that are included in this report. The statement of operations data for the years ended December 31, 2003 and 2004 and the balance sheet data at December 31, 2003, 2004 and 2005 are derived from audited financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected in any future period. You should read this information together with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report.

	Years Ended December 31,
(in thousands, except per share data)	2003	2004	2005	2006	2007

Statement of Operations Data:

Net Revenue	47,665	65,324	90,579	131,823	187,131
Cost of Revenue	42,188	53,072	71,257	100,633	132,683
Gross Profit	5,477	12,252	19,322	31,190	54,448
Operating Expenses:
General & Administrative	9,259	8,800	10,938	13,853	20,458
Sales & Marketing	1,960	2,542	5,078	10,300	12,578
Rescission and Public Offering Costs	—	—	442	1,287	—
Depreciation & Amortization	61	139	157	273	498
Total Operating Expenses	11,280	11,481	16,615	25,713	33,534
Profit (Loss) from Operations	(5,803)	771	2,707	5,477	20,914
Interest income (expense), net	(27)	—	22	32	(250)
Income taxes	—	—	(82)	(120)	(2,538)
Net Profit (Loss)	(5,830)	771	2,647	5,389	18,126
Net Profit (Loss) common share:
Basic	(0.21)	0.03	0.11	0.23	0.77
Diluted	(0.21)	0.03	0.11	0.23	0.69

Balance Sheet Data:

Cash & Cash Equivalents	10	5	7	359	4,808
Working Capital (deficit)	(3,148)	(2,164)	1,009	5,974	31,080
Total Assets	7,270	12,490	17,746	38,542	72,401
Revolving Credit Line	—	—	—	3,941	5,924
Total Liabilities	9,355	13,570	15,963	31,815	39,733
Total Stockholders’ Equity (deficit)	(2,085)	(1,080)	1,783	6,727	32,668

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

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout and regular jewelry merchandise, and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website. Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; and watches. We believe we are the second largest online retailer of jewelry based on revenue and the largest online jewelry auction site based on web traffic.

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

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter of the calendar year as a result of higher consumer spending during the December holiday season. Approximately 33.9%, 28.5% and 33.8% of our net revenue in 2005, 2006 and 2007, respectively, was generated during the fourth quarter. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will occur in the fourth quarter.

In line with our growth plans, we have completed a major upgrade of our auction platform at the end of 2007. The new auction LiveBid system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system touts high availability, faster end-user response time and greater scalability among the key features delivered in this release. We plan on leveraging this new software solution to launch major additional site features, the new online retail store and foreign language versions of our website.

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

We recognize merchandise sales upon shipments made to consumers that are fulfilled from our warehouse. We require payment before we ship and the payment is generally made online by credit card or other electronic payment methods.

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

Inventory Reserve

We record reserves against our inventory equal to the difference between the cost of inventory and the average selling price that is lower than cost for inventory that is held for less than one year. We also record reserves of 100% of the cost of inventory held for more than one year. Inventory reserve is $461,000 and $1.1 million at December 31, 2006 and 2007, respectively. If actual market conditions are less favorable than those projected by us, specific reserves or additional inventory write-downs may be required.

Inventory Co-op Marketing Contributions

In third quarter 2007, we started to bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell the inventory for sale on the Bidz website. In accordance with EITF 02-16:  Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, the co-op marketing contributions that cannot be identified specifically to benefit the vendors are a reduction in cost of sales and will result in an increase in gross profit. We cannot specifically identify the benefits to each vendor, consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales over an estimated inventory turnover period of approximately 110 days. For the years ended December 31, 2006 and 2007, we have earned $0 and $4.8 million of co-op marketing contributions, respectively, with $0 and $4.2 million, respectively, remaining unamortized as an offset to inventory at December 31, 2006 and 2007. Receivable from vendors for co-op marketing contributions is included in other current assets and amounted to $0 and $2.9 million at December 31, 2006 and 2007, respectively.

Deferred Tax Benefit

We recognized deferred tax benefit of $2.2 million as of December 31, 2007 (and more fully described in Note 11 in our audited financial statements). Deferred tax benefit is included in other current assets (as described in Note 3 in our audited financial statements).

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

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued. For the years ended December 31, 2006 and 2007, we used the Black-Scholes option pricing model to estimate the value of our options in implementing SFAS 123R and the calculated method to determine expected volatility, rather than the minimum value method, which we previously used to determine expected volatility. Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income will be reduced for forfeitures for the years ended December 31, 2006 and 2007. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the period prior to 2006, we did not account for forfeitures, as all options granted were fully vested at the date of grant and were not subject to any service period conditions. We expensed stock-based compensation on the date of grant, as all options granted prior to January 1, 2006, vested immediately. In the future, we anticipate that stock-based compensation will include vesting provisions and therefore stock-based compensation expense in the future will be reduced for forfeitures.

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

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Years Ended December 31,
	2005	2006	2007

Net Revenue	100.0%	100.0%	100.0%
Gross Profit	21.3	23.7	29.1
Operating Expenses:
General & Administrative	12.1	10.5	10.9
Sales & Marketing	5.6	7.8	6.7
Rescission and Public Offering Costs	0.4	1.0	—
Depreciation & Amortization	0.2	0.2	0.3
Total Operating Expenses	18.3	19.5	17.9
Profit from Operations	3.0	4.2	11.2
Interest income (expense), net	0.0	0.0	(0.1)
Income taxes	(0.1)	(0.1)	(1.4)
Net Profit	2.9%	4.1%	9.7%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from shipping and handling, auction transaction fee revenue, and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Year Ended December 31,
	2005	2006	2007

Net Revenue
Merchandise sales	88.6%	85.3%	84.6%
Shipping & handling	10.4	11.5	12.1
Transaction fee	0.7	3.1	3.1
Other revenue	0.3	0.1	0.2

Total Net Sales	100.0%	100.0%	100.0%

In November 2005, we implemented a 3% auction transaction fee on all sales.

Net revenue by geographic area is presented based upon the country of destination. No foreign country accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area for the periods indicated was as follows:

	Years ended December 31,
(in thousands, except percentages)	2005		2006		2007

Geographic area	Amount	Percent	Amount	Percent	Amount	Percent
United States	$73,199	80.8%	$104,338	79.2%	$145,412	77.7%
International	17,380	19.2	27,485	20.8	41,719	22.3
Total	$90,579	100.0%	$131,823	100.0%	$187,131	100.0%

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and related benefit costs for our employees. These expenses also include fulfillment, customer service, technology, professional fees, other general corporate expenses, and stock-based compensation, consisting substantially of stock option grants and stock grants to employees and directors.

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

Results of Operations

Comparison of Year Ended December 31, 2007 with Year Ended December 31, 2006

Net Revenue

Net revenue increased 42.0% to $187.1 million in 2007 from $131.8 million in 2006. This increase in net revenue was due primarily to the growth in demand for our jewelry products and the increase in average order value. The growth in demand was primarily the result of the number of new buyers we attracted during 2007. We have also implemented three initiatives in 2007 that generated more demand from our customers. In certain circumstances, including satisfaction of our gross profit criteria and availability of multiple quantities of items, we allow customers who did not have the winning bid to purchase items at their last bid price, we allow customers to purchase multiple quantities of items and we allow customers viewing the item to purchase the item at the winning bid price.

Gross Profit

Gross profit increased 74.6% to $54.4 million in 2007 from $31.2 million in 2006. Gross profit as a percentage of net revenue increased to 29.1% in 2007 from 23.7% in 2006. The increase in gross profit as a percentage of net revenue resulted primarily from more effective purchasing, increased margin on shipping and handling charges, and co-op marketing contributions from vendors commencing in July 2007. Gross profit margins benefited from the amortized co-op marketing contributions that reduced our cost of sales by $4.8 million or 2.6% of net revenue.

General and Administrative Expenses

General and administrative expenses increased 47.7% to $20.5 million in 2007 from $13.9 million in 2006. The increase in general and administrative expenses was due mainly to increases in payroll and payroll related expenses, SOX compliance costs, outsourcing and other administrative expenses. We increased our personnel from 198 at year end, 2006 to 240 at year end, 2007. General and administrative expenses as a percentage of net revenue was 10.9% in 2007 compared to 10.5% in 2006.

Sales and Marketing Expenses

Sales and marketing expenses increased 22.1% to $12.6 million in 2007 from $10.3 million in 2006. This increase resulted primarily from increased marketing campaigns to attract new buyers. Our efforts to control the sales and marketing expenses and improve the effectiveness of our marketing campaigns have been successful in lowering the costs relative to the higher growth in net revenue. Consequently, sales and marketing expenses as a percentage of net revenue decreased to 6.7% in 2007 from 7.8% in 2006. We expect our sales and marketing expenses to continue to increase in absolute dollars, as we intend to continue increasing our online marketing campaigns in order to attract new customers.

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

General and Administrative Expenses

General and administrative expenses increased 26.7% to $13.9 million in 2006 from $10.9 million in 2005. The increase in general and administrative expenses in 2006 was due primarily to a $1.5 million increase in payroll and payroll related expenses and a $701,000 increase in outsourcing expenses. We increased our personnel from 176 at year end, 2005 to 198 at year end, 2006. Our outsourcing expenses increased in 2006 in the areas of customer service, photo editing, auction uploading and IT support. General and administrative expenses as a percentage of net revenue decreased to 10.5% in 2006 from 12.1% in 2005 as we continue to leverage on our operational infrastructure.

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

Quarterly Operations Data

The following tables set forth quarterly statements of operations data for the eight quarters ended December 31, 2007, including amounts expressed as a percentage of net revenue. This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair representation of the information for the periods presented. This quarterly statement of operations data should be read in conjunction with our audited financial statements and the related notes included elsewhere in this prospectus. Results of operations for any quarter are not necessarily indicative of results for any future period.

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday season. Approximately 33.9%, 28.5%, and 33.8% of our net revenue in 2005, 2006, and 2007, respectively, was generated during the fourth quarter. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue in the fourth quarter in the future.

	Quarters ended
(in thousands,	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
except per share data)	2006	2006	2006	2006	2007	2007	2007	2007
	(unaudited)

Net revenue	$34,694	$32,434	$27,061	$37,634	$44,724	$39,123	$40,051	$63,233
Gross profit	9,178	7,689	6,662	7,661	11,128	10,874	12,695	19,751
General and administrative	3,352	3,443	3,052	4,007	4,843	4,985	4,945	5,684
Sales and marketing	2,407	2,838	2,531	2,523	2,600	2,019	2,406	5,552
Rescission and public offering costs	—	1,231	—	56	—	—	—	—
Depreciation and amortization	54	67	74	78	74	113	160	152
Income from operations	3,365	110	1,005	997	3,611	3,757	5,184	8,363
Net income	$3,292	$147	$997	$953	$3,435	$2,915	$3,563	$8,213
Net income per share available to common stockholders — Basic	$0.14	$0.01	$0.04	$0.04	$0.15	$0.13	$0.15	$0.34
Net income per share available to common stockholders — Diluted	$0.14	$0.01	$0.04	$0.04	$0.14	$0.12	$0.14	$0.29
Weighted average number of shares outstanding — Basic	23,312	23,312	23,311	23,270	23,246	23,272	23,593	24,150
Weighted average number of shares outstanding — Diluted	23,827	23,822	23,801	23,750	23,725	24,147	26,324	28,507

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(unaudited)

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0
Gross profit	26.5	23.7	24.6	20.4	24.9	27.8	31.7	31.2
General and administrative	9.7	10.6	11.2	10.6	10.8	12.7	12.3	9.0
Sales and marketing	6.9	8.8	9.4	6.7	5.8	5.2	6.0	8.8
Rescission and public offering costs	—	3.8	—	0.1	—	—	—	—
Depreciation and amortization	0.2	0.2	0.3	0.2	0.2	0.3	0.4	0.2
Operating income	9.7	0.3	3.7	2.6	8.1	9.6	12.9	13.2
Net income	9.5%	0.4%	3.7%	2.5%	7.7%	7.5%	8.9%	13.0

Additional operating metrics:

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(unaudited)

Average selling price per order (gross)	$142	$133	$124	$123	$154	$171	$173	$169
Average orders per day	2,901	2,832	2,587	3,757	3,317	2,678	2,699	4,443
Average items sold per day	7,173	7,730	7,293	9,685	9,482	8,678	8,814	12,709
Acquisition cost per new buyer ($)	38	49	51	36	45	38	43	51
Number of new buyers	63,618	57,520	49,412	70,419	58,056	53,637	55,423	109,833

Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and cash generated from operations. The significant components of our working capital are inventory, other current assets, and liquid assets such as cash and accounts receivable, reduced by accounts payable, accrued expenses, and deferred revenue. Our business model contains beneficial working capital characteristics: while we collect cash from sales to customers within several business days of the related sale, we typically have extended payment terms with our suppliers.

As of December 31, 2007, we had a working capital surplus of $31.1 million and have no long-term debt obligations. Net cash used for operating activities was $3.2 million in 2007 compared with $2.4 million in 2006. Net cash is affected primarily by changes in net income and loss, inventories, other current assets, revolving credit line, accounts payable, accrued expenses, and deferred revenue. We recorded net income of  $2.6 million in 2005, $5.4 million in 2006 and $18.1 million in 2007. The improvement in profitability resulted primarily from the improved gross profit margins of 21.3%, 23.7%, and 29.1% in 2005, 2006, and 2007 respectively. Inventories, and accounts payable generally increase in line with sales growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve sales and our gross margins.

The increase in cash used for operating activities in 2007 compared with 2006 was $779,000. Net income was $18.1 million in 2007 compared with $5.4 million in 2006. Inventories increased by $23.0 million in 2007 compared with an increase of $18.5 million in 2006. Other current assets increased by $5.9 million in 2007 compared to an increase of $1.0 million in 2006. Accounts payable increased by $4.4 million in 2007 compared to an increase of $14.7 million in 2006. The increase in inventories and corresponding increases in financing and accounts payable is attributable to our ability to purchase and hold inventory that we believe will improve sales and our gross margins. Accrued expenses increased by $2.6 million in 2007 compared to an increase of $178,000 in 2006. Deferred revenue decreased by $1.0 million in 2007 compared to an increase of $2.4 million in 2006.

Net cash used for investing activities was $197,000, $367,000, and $1.4 million in 2005, 2006 and 2007, respectively, and was primarily related to capital expenditures for our office equipment and technology system infrastructure, including hardware and software.

Net cash provided by financing activities was $9.0 million in 2007. Financing was provided by proceeds from the revolving credit line of $2.0 million, exercise of stock options of $4.8 million, and tax benefit from exercise of stock options of $3.2 million net against repurchase of common stock of $886,000. Net cash used for financing activities was $3.2 million in 2006, primarily related to proceeds from the revolving line of credit of $3.9 million net against $690,000 for the retirement of common stock and $90,000 for the purchase of treasury stock. There were no financing activities in 2005.

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank (Bank of America) to provide working capital financing secured by inventories and tangible assets. As of December 31, 2007, we have a limit of $15 million under the loan agreement. All cash receipts from our revenues are restricted to being deposited into a LaSalle Bank account, to be applied to current reported cash disbursements requirements, under a positive pay system, and then to the credit line outstanding balance. The revolving credit line agreement expires in July of 2010. As of December 31, 2007, there was an outstanding balance of $5.9 million under the revolving credit line and remaining availability of $7.6 million after deducting reserve of $1.5 million for minimum required excess availability, which is a reserve of the $15 million credit line that we cannot utilize. There is an unused fee of 0.15% on the unused portion of the revolving credit line.

We believe that cash and cash equivalents currently on hand, cash flows from operations and availability of the $15 million revolving line of credit will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventory we carry; acquisition and relocation to a new corporate office; and other factors relating to our business. Enhancement of our website, network infrastructure, and transaction processing systems will require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We anticipate increasing our system expenditures to accommodate these needs in the future. We may require additional financing in the future in order to execute our operating plan. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt or equity.

Lease Obligations

The following table presents our contractual obligations at December 31, 2007, over the next five years and thereafter (in thousands):

	Total						After 5
Payments by Period	Amount	2008	2009	2010	2011	2012	Years
Property lease	$2,576	$1,128	$987	$173	$173	$115	$—

As more fully described in Note 8 to the audited financial statements, we are obligated for the lease of our office and warehouse space.

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

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting include those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Stonefield Josephson, Inc., an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.         Other Information

None.

Part III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2008 annual meeting of shareholders, which we expect to file before 120 days after December 31, 2007. We incorporate that information in this annual report by reference to our 2008 proxy statement.

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2008 Annual Meeting of our stockholders.

We have adopted a code of conduct that applies to our Chief Executive Officer, Chief Financial Officer, and to all of our other officers, directors, employees and agents. The code of conduct is available at the Corporate Governance section of the Investor Relations link on our website at www.bidz.com. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics on the above website.

Item 11.    Executive Compensation.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2008 Annual Meeting of our stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2008 Annual Meeting of our stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2008 Annual Meeting of our stockholders.

Item 14.    Principal Accountant Fees and Services.

Information required by these items is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2008 Annual Meeting of our stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2006 and 2007
Statements of Operations for the Years ended December 31, 2005, 2006, and 2007
Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2005, 2006, and 2007
Statements of Cash Flows for the Years ended December 31, 2005, 2006, and 2007
Notes to Financial Statements

(b)	Financial Statement Schedule

Report Of Stonefield Josephson, Inc. Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Bidz.com, Inc.:

We have audited the accompanying balance sheets of Bidz.com, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidz.com, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion.

/s/  Stonefield Josephson, Inc.

Irvine, California

March 10, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bidz.com, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Bidz.com, Inc. maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bidz.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bidz.com, Inc. maintained effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Bidz.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statements of operations, stockholders’ equity and cash flows of Bidz.com, Inc. as of December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/  Stonefield Josephson, Inc.

Irvine, California

March 10, 2008

Bidz.com, Inc.

Balance Sheets

(In thousands, except share data)

	December 31,
	2006	2007

Assets
Current assets:
Cash	$359	$4,808
Accounts receivable	1,930	2,275
Inventories, net of reserves of $461 and $1,075 at December 31, 2006 and December 31, 2007, respectively	34,308	56,686
Other current assets	1,192	7,044
Total current assets	37,789	70,813
Property and equipment, net	478	1,323
Intangible asset	150	161
Deposits	125	104
Total assets	$38,542	$72,401

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$3,941	$5,924
Accounts payable (includes related party amounts of $4,331 and $5,050 at December 31, 2006 and December 31, 2007, respectively)	21,987	26,400
Accrued expenses	1,952	4,509
Deferred revenue	3,935	2,900
Total current liabilities	31,815	39,733

Commitments and contingencies

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2006 and December 31, 2007, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 23,233,904 and 24,556,354 at December 31, 2006 and December 31, 2007, respectively	23	25
Additional paid in capital	28,352	36,961
Shares held in treasury, at cost; 15,000 and 100,000 shares at December 31, 2006 and December 31, 2007, respectively	(90)	(886)
Accumulated deficit	(21,558)	(3,432)
Total stockholders equity	6,727	32,668
	$38,542	$72,401

Bidz.com, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2005	2006	2007

Net revenue:
Merchandise sales	$90,309	$131,687	$186,830
Other revenue	270	136	301
	90,579	131,823	187,131
Cost of revenue	71,257	100,633	132,683
Gross Profit	19,322	31,190	54,448
Operating expenses:
General and administrative	10,938	13,853	20,458
Sales and marketing	5,078	10,300	12,578
Rescission and public offering costs	442	1,287	—
Depreciation and amortization	157	273	498
Total operating expenses	16,615	25,713	33,534
Income from operations	2,707	5,477	20,914
Other income - interest income	22	80	41
Other expense - interest (expense)	—	(48)	(291)
Income before income tax expense	2,729	5,509	20,664
Income tax expense	82	120	2,538
Net income	$2,647	$5,389	$18,126

Net income per share available to common shareholders - basic	$0.11	$0.23	$0.77
Net income per share available to common shareholders - diluted	$0.11	$0.23	$0.69
Weighted average number of shares outstanding - basic	24,337,159	23,302,026	23,567,995
Weighted average number of shares outstanding - diluted	24,858,535	23,791,368	26,266,008

Bidz.com, Inc.

Statements of Changes in Stockholders’ Equity

(In thousands)

			Class B		Additional		Deferred		Total
	Common Stock		Common Stock		paid in	Treasury	Stock-based	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	shares	Compensation	Deficit	Equity

Balance at December 31, 2004	11,922	$28,388	15,535	$426	$—	$—	$(300)	$(29,594)	$(1,080)
Conversion of class B common stock to common stock	15,535	426	(15,535)	(426)	—	—	—	—	—
Cancellation of common stock	(4,145)	—
Fair value of options granted to non-employee consultants	—	16	—	—	—	—	—	—	16
Amortization of deferred stock-based compensation	—	—	—	—	—	—	200	—	200
Net income	—	—	—	—	—	—	—	2,647	2,647
Balance at December 31, 2005	23,312	$28,830	—	$—	$—	$—	$(100)	$(26,947)	$1,783
Reincorporation from California (no par value) to Delaware ($0.001 par value)	—	(28,807)	—	—	28,807	—	—	—	—
Issuance of common stock for service	37	—	—	—	219	—	—	—	219
Fair value of options granted to employee	—	—	—	—	16	—	—	—	16
Retirements of common stock	(115)	—	—	—	(690)	—	—	—	(690)
Purchase of treasury stock	—	—	—	—	—	(90)	—	—	(90)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	100	—	100
Net income	—	—	—	—	—	—	—	5,389	5,389
Balance at December 31, 2006	23,234	$23	—	$—	$28,352	$(90)	$—	$(21,558)	$6,727
Issuance of common stock to directors	19	—	—	—	113	—	—	—	113
Issuance of common stock from exercise of stock options	1,192	2	—	—	4,770	—	—	—	4,772
Tax benefit from exercise of options	—	—	—	—	3,155	—	—	—	3,155
Fair value of options granted to employee	—	—	—	—	488	—	—	—	488
Grant of restricted stock awards to employees and directors	126	—	—	—	173	—	—	—	173
Retirements of common stock	(15)	—	—	—	(90)	90	—	—	—
Purchase of treasury stock	—	—	—	—	—	(886)	—	—	(886)
Net income	—	—	—	—	—	—	—	18,126	18,126
Balance at December 31, 2007	24,556	$25	—	$—	36,961	$(886)	$—	$(3,432)	32,668

Bidz.com, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2005	2006	2007

Cash flows provided by (used for) operating activities:
Net income	$2,647	$5,389	$18,126

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	273	498
Change in inventory reserve	22	130	614
Amortization of deferred stock-based compensation	200	100	—
Stock-based compensation	16	235	774
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(325)	(1,044)	(345)
Inventories	(5,210)	(18,517)	(22,992)
Other current assets	(51)	(1,034)	(5,852)
Deposits	350	115	21
Increase (decrease) in liabilities:
Post-dated check financing	(1,188)	(5,315)	—
Accounts payable	2,394	14,690	4,413
Accrued expenses	669	178	2,557
Deferred revenue	518	2,358	(1,035)
Net cash provided by (used for) operating activities	199	(2,442)	(3,221)

Cash flows (used for) investing activities:
Capital expenditures	(197)	(367)	(1,354)
Cash flows provided by (used for) financing activities:
Revolving credit line	—	3,941	1,983
Retirement of common stock	—	(690)	—
Repurchase of common stock	—	(90)	(886)
Proceeds from exercise of stock options	—	—	4,772
Tax benefit from exercise of stock options	—	—	3,155
Net cash provided by (used for) financing activities	—	3,161	9,024

Net increase in cash	2	352	4,449
Cash, beginning of period	5	7	359
Cash, end of period	$7	$359	$4,808

Supplemental disclosure of cash flow information:
Interest paid	$—	$48	$291
Income taxes paid	$91	$323	$502

Supplemental disclosure of non-cash investing and financing activities:
Retirement of property and equipment	$57	$17	$293

Bidz.com, Inc.

Notes to financial statements

(in thousands, except share and per share amounts)

(1)       Summary of Significant Accounting Policies:

Business and Organization:

We were formed in November 1998 as a California corporation and in June 2006, we were re-incorporated as a Delaware corporation with our principal location of business in Los Angeles, California. We operate a website located at www.bidz.com for the purpose of selling merchandise, utilizing our unique online sales auction platform.

We sell our products throughout the United States and in international markets, concentrated mainly in English speaking countries such as Canada, Australia and the United Kingdom. Revenue generated from the United States accounted for approximately 80.8%, 79.2%, and 77.7% of net revenue for the years ended December 31, 2005, 2006, and 2007, respectively.

Recent Developments:

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

Cash and Cash Equivalents:

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less that do not secure any corporate obligation. We had no cash equivalents at December 31, 2006 or 2007.

Our credit card processor maintains a security interest in substantially all our bank accounts.

Accounts Receivable:

Accounts receivable consist mainly of amounts due from customer credit card and other electronic payments billed but not yet received at period end. We had no allowance for doubtful accounts at December 31, 2006 or 2007.

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

Concentration of Credit Risk:

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and receivables. We derive our accounts receivable primarily from revenue earned from customers located in the United States. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. We record an allowance if one is necessary. No customer accounted for more than 10% of revenue or receivables during 2005, 2006, or 2007.

We had a concentration on two merchandise suppliers during 2005, 2006, and 2007, as more fully described in Note 13.

Inventories:

Inventories consist mainly of merchandise purchased for resale and are stated at the lower of first-in, first-out cost (FIFO) or  market. We record reserves against our inventory equal to the difference between the cost of inventory and the average selling price that is lower than cost of inventory that is held for less than one year. In addition, for the years ended December 31, 2006 and 2007 we recorded reserves for obsolete and slow moving inventory of 100% of the value of inventory held for more than one year. If actual market conditions are less favorable than those projected by us, specific reserves or additional inventory write-downs may be taken.

We recorded in inventories loose diamonds and semi-previous stones that we purchased and delivered to manufacturers to produce into finished jewelry inventory to resell.

We record payments made to our suppliers for purchases we have yet to receive as prepaid inventory until they are in our possession and satisfactorily examined. Prepaid inventory included in inventories is $3.1 million and $94,000 at December 31, 2006 and 2007, respectively.

Property and Equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Years
Computer software	3
Computer hardware	3
Automobile	3
Furniture and equipment	5

Intangible Asset:

Our intangible asset consists of the cost to acquire our domain names, which was $150,000 and $161,000 as of December 31, 2006 and 2007, respectively. Our domain names have indefinite lives and therefore are not subject to amortization. We perform an annual evaluation for impairment on the intangible asset. No impairment existed at December 31, 2006 or 2007.

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

Revenue Recognition:

We derive our revenue from four sources: merchandise sales, shipping charges, auction transaction fees, and other revenue. In accordance with SAB 104, we recognize revenue from all four sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

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

Outbound shipping charges to customers are included in merchandise sales and amounted to $9.4 million, $15.1 million, and $22.6 million in 2005, 2006, and 2007, respectively.

Cost of Revenue:

Cost of revenue includes product costs, inbound and outbound shipping charges, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other electronic payment fees, and is recorded in the same period in which related revenue have been recorded.

Outbound shipping costs on merchandise sales totaled $5.0 million, $6.9 million, and $9.7 million in 2005, 2006, and 2007, respectively.

Deferred Revenue:

Deferred revenue liability is recorded for sales transactions where the products had not yet been shipped.

Income Tax Expense:

We account for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence.

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

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued. For the years ended December 31, 2006 and 2007, we used the Black-Scholes option pricing model to estimate the value of our options in implementing SFAS 123R and the calculated method to determine expected volatility, rather than the minimum value method, which we previously used to determine expected volatility. Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income will be reduced for estimated forfeitures, which is none or 0% for the years ended December 31, 2006 and 2007. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the period prior to 2006, we did not account for forfeitures, as all options granted were fully vested at the date of grant and were not subject to any service period conditions. We expensed stock-based compensation on the date of grant, as all options granted prior to January 1, 2006, vested immediately. Stock-based compensation subsequent to January 1, 2006 will include vesting provisions and therefore stock-based compensation expense is reduced for estimated forfeitures.

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

The pro forma information for the years ended December 31, 2005 required under SFAS No. 123 was as follows (in thousands, except per share amounts):

The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data).

2005
Net income, as reported	$2,647
Add: Stock-based employee compensation expense under APB 25, intrinsic value method, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under SFAS 123, fair value based method, net of relaxed tax effects	(785)
Pro forma net income	$1,862

Net Income per share
Basic — as reported	$0.11
Basic — pro forma	$0.07
Diluted — as reported	$0.11
Diluted — pro forma	$0.07

The fair value for these options under SFAS 123, fair value based method, was estimated on the date of grant using a Black-Scholes option pricing model with the assumptions discussed in Note 9.

Disclosures for the years ended December 31, 2006 and 2007 are not presented as the amounts are recognized in the financial statements in accordance with SFAS 123R, as discussed above.

Internal Use Software:

Pursuant to SOP 98-1, we expense all costs incurred for the development of internal use software that relate to the planning and post-implementation phases of the development and certain maintenance and enhancement costs. We capitalize and amortize direct costs incurred in the application development phase over the software’s estimated useful life of three years. The capitalized software costs of $250,000 was incurred from 2002 to 2004, and have been amortized since placed in use. At December 31, 2006 and 2007, the net unamortized balance included in Property and Equipment is $80,000 and $0, respectively. The capitalized software costs of $250,000 was retired in the year ended December 31, 2007 when it was determined that the software was no longer in use. We expense research and development costs and other computer software maintenance costs related to software development as incurred.

Basic and Diluted Income Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” we compute the basic income per common share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. We compute diluted income per common share similarly to basic income per common share, except that we increase the denominator to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31,  2005, 2006, and 2007, we had  8,342,000 shares, 8,353,000 shares, and 8,131,300 shares, respectively, of common stock equivalents upon the exercise of the employee and non-employee stock options. These common stock equivalents consisted of 7,715,000 employee stock options and 627,000 non-employee stock options as of December 31, 2005; 7,726,000 employee stock options and 627,000 non-employee stock options as of December 31, 2006; and 8,079,300 employee stock options and 52,000 non-employee stock options as of December 31, 2007. As of December 31, 2005, dilutive common stock equivalents totaled 521,376, consisting of 305,251 employee stock options and 216,125 non-employee stock options. As of December 31, 2006, dilutive common stock equivalents totaled 489,342 consisting of 291,716 employee stock options and 197,626 non-employee stock options. As of December 31, 2007, dilutive common stock equivalents totaled 2,698,013 consisting of 2,682,069 employee stock options and 15,944 non-employee stock options.

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method for the years ended December 31, 2005, 2006 and 2007. The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	2005	2006	2007
Basic and diluted net income per share:
Numerator:
Net income	$2,647	$5,389	$18,126
Denominator:
Weighted average shares of common stock outstanding	24,337,159	23,302,026	23,567,995
Effect of dilutive securities	521,376	489,342	2,698,013
Denominator for diluted calculation	24,858,535	23,791,368	26,266,008
Net income per share, basic	$0.11	$0.23	$0.77
Net income per share, diluted	$0.11	$0.23	$0.69

Advertising Expense:

We recognize advertising expenses in accordance with SOP 93-7, “Reporting on Advertising Costs.” As such, we expense the costs of producing advertisements at the time production occurs and we expense the cost of communicating advertisements in the period during which the advertising space or airtime is used. We recognize Internet advertising expenses based on the terms of the individual agreements, which are generally (1) during the period customers are acquired; (2) based on the number of clicks generated during a given period over the term of the contract; or (3) based on the number of e-mails sent during an e-mail distribution campaign. Advertising expenses totaled $5.1 million, $10.3 million, and $12.6 million during the years ended December 31, 2005, 2006, and 2007, respectively.

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

New Accounting Pronouncements:

In February 2007, the FASB issued Statement No. 159 (“FAS 159”) which expanded FAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 159 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 does not have a material impact on our financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit or expense in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective as of January 1, 2007.  The adoption of this statement does not have a material impact on our financial statements.

We present sales tax liability on a net basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-03.  Sales are not grossed up with the attendant taxes and deducted as a separate line item. The EITF becomes effective for interim and annual reporting periods beginning after December 15, 2006.

(2)       Inventories:

Inventories consist of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007

Fine jewelry, watches and other	$29,511	$53,054
Loose diamonds and semi-precious stones	2,133	4,392
Prepaid inventory	3,125	94
Inventory with manufacturing vendors	—	221
Product inventories	34,769	57,761
Less: Inventory reserve	(461)	(1,075)
	$34,308	$56,686

As of December 31, 2006 and 2007, all inventories have been pledged as collateral for our revolving credit line with LaSalle Bank (Bank of America).

(3)       Other Current Assets:

Other current assets consist of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007

Co-op marketing contributions receivable	$—	$2,873
Deferred tax benefit	—	2,250
Employee advances	—	1,086
Prepayments and other current assets	1,192	835
	$1,192	$7,044

(4)       Property and Equipment:

Property and equipment consists of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007

Computer hardware and software	$581	$1,608
Furniture and equipment	262	507
Internal developed software	250	—
Automobile	—	27
	1,093	2,142
Less: accumulated depreciation and amortization	615	820
	$478	$1,322

Depreciation and amortization expense of property and equipment totaled $157,000, $273,000 and $498,000 for the years ended December 31, 2005, 2006, and 2007, respectively.

As of December 31, 2006 and 2007, all property and equipment have been pledged as collateral for our revolving credit line with LaSalle Bank (Bank of America).

(5)     Revolving Credit Line:

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank (Bank of America), to provide working capital financing secured by inventories and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10.0 million, with a provision to increase the limit up to $15.0 million with the future consent of the bank’s loan committee. During the first quarter of 2007 we successfully increased the limit to $15.0 million. All cash receipts from our revenues are restricted to being deposited into a LaSalle Bank account, to be applied to current reported cash disbursements requirements, under a positive pay system, and then to the credit line outstanding balance. The revolving credit line agreement expires in July of 2010. As of December 31, 2007, there was an outstanding balance of $5.9 million under the revolving credit line and remaining availability of $7.6 million after deducting a reserve of $1.5 million for minimum required excess availability which is a reserve of the $15.0 million credit line that we cannot utilize. The interest rate on the revolving credit line outstanding as of December 31, 2007 is 7.25% per annum. There is an unused fee of 0.25% on the unused portion of the revolving credit line.

Day-to-day drawdowns on our credit line are subject to the prevailing prime rate. The interest is calculated on the average outstanding balance and compound monthly. As of December 31, 2007 our effective interest rate was 7.25%.  We have the option to extended term advances, for 30, 60, or 90 days that are subject to LIBOR rates. The rates will be a certain percentage above the LIBOR rates and will vary with the maturity term and amount borrowed. Interest is calculated over the stated term at an annual rate. As of December 31, 2007 we had no advances under LIBOR.

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

Capital Expenditures: Borrower shall not make capital expenditures in excess of an agreed upon amount for each fiscal year covered by the loan agreement. All capital expenditure limits are subject to resetting on an annual basis at the Lender’s discretion based upon a business plan for subsequent periods acceptable to the Lender.

Minimum Excess Availability: We are to maintain an Excess Availability of $1.5 million with a Maximum Revolver Amount of $15.0 million. This covenant is subject to resetting at the Lender’s discretion based upon a business plan for subsequent periods acceptable to Lender.

(6)       Accounts Payable:

During the years ending December 31, 2006 and 2007 we employ “positive pay” procedures with our financial institution by transmitting check disbursement information to the financial institution to allow for our review and approval of exception transaction prior to them being posted to our account.

(7)       Accrued Expenses:

Accrued expenses consist of the following at December 31, 2006 and 2007 (in thousands):

	2006	2007
Merchandise purchases	$115	$—
Accrued payroll and other related costs	920	1,451
Accrued net sales returns	164	346
Other accrued expenses	610	2,367
Accrued marketing expenses	143	345
	$1,952	$4,509

(8)           Commitments:

The following table presents our contractual obligations at December 31, 2007, over the next five years and thereafter (in thousands):

	Total						After 5
Payments by Period	Amount	2008	2009	2010	2011	2012	Years
Property lease	$2,576	$1,128	$987	$173	$173	$115	$—

We lease a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse space in Culver City, California. The leases expires in October 2009 and August 2012, respectively. We are obligated to pay real estate taxes, insurance, and maintenance expenses. We expect that, in the normal course of business, the lease will be renewed or replaced by leases on other properties upon termination. Thus, we anticipate that future minimum lease commitments will likely be more than the amounts shown for 2007. Rental expenses for operating leases totaled $885,000, $908,000, and $995,000 for the years ended December 31, 2005, 2006, and 2007, respectively.

(9)           Stockholders’ Equity:

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

No dividends have been declared or paid on our common stock through December 31, 2007.

In 2007, common stock shares totaling 1,192,700 were issued from the exercise of stock options and 15,000 shares held in treasury were retired. Common stock shares totaling 18,750 were issued to independent board members. Restricted common stock awards totaling 110,000 shares were issued to independent board members, and 16,000 shares were issued to employees. Restricted common stock awards outstanding and yet to be vested totaled 126,000 shares as of December 31, 2007.

In 2006, common stock shares totaling 20,000 were issued to independent board members. 15,000 shares were issued to an employee, and 1,404 shares were issued to a non-employee for services rendered. We repurchased and retired 115,000 shares from the Chief Financial Officer and we repurchased 15,000 shares from an employee that is held in Treasury.

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

Amortization expenses totaled $200,000, $100,000, and $0 during the years ended December 31, 2005, 2006, and 2007, respectively. As of December 31, 2007, all existing deferred stock-based compensation grants were fully vested and all associated costs had been fully amortized.

To meet the statutory obligation for the applicable income and other employment taxes, 115,000 common shares were surrendered back to us in 2006 and a net-share settlement was effected. Based on a fair market value of $6.00 per share on the vesting date as determined based on a combination of factors that include recent share transactions between shareholders and an independent valuation of the Company, the employee’s tax obligations to the taxing authorities were approximately $690,000. The net-share settlement had the effect of share repurchases by us as it reduced and retired the number of shares outstanding and did not represent an expense to the Company. The employee received no cash proceeds and taxes were paid directly to the taxing authorities.

(10)         Stock Option Plans:

We adopted our 2001 Stock Option Plan, our 2002 Special Stock Option Plan and our 2006 Award Plan (collectively, the “Plans”), in January 2001, January 2002, and March 2006, respectively. The Plans provide for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company.  The vesting requirements, performance thresholds and other terms and conditions of options granted under the Plans will be determined by our Compensation Committee and Board of Directors. Outstanding options all vest immediately prior to 2006 and have 25% vesting at the end of each year over four years for options granted in 2006 and 2007. Options generally have an expiration period of five years and new common stock shares are issued upon the exercise of stock options. At December 31, 2007, no shares were available for future grants under the Plans.

The following is a summary of stock option activity as of December 31, 2007, and changes during the year ended December, 2007:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Life of	Instrinsic
		Exercise	Contract	Value as of
Options	Shares	Price	(Years)	12/31/07
Oustanding at January 1, 2007	8,353,000	$5.64
Granted	1,000,000	8.23
Exercised	(1,192,700)	4.00
Forfeited	—	—
Expired	(29,000)	6.00
Outstanding at December 31, 2007	8,131,300	$6.20	3.33	$22,983,000
Exercisable at December 31, 2007	7,045,050	$5.92	3.16	$21,516,000

During the year ended December 31, 2007, we issued 1,000,000 stock options to purchase shares in our common stock. During 2007, 1,192,700 stock options were exercised and the recognized tax benefit related thereto is $3.2 million. The total fair value of options exercised during 2007 was $9.5 million. As of December 31, 2007, stock options to purchase 1,086,250 shares were not fully vested. Stock-based compensation cost from stock options for the year ended December 31, 2007, was $488,000. We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. The stock options were granted at prices equal to the fair market value of our common stock on the date of grant and have a four year vesting period with 25% vesting on each subsequent anniversary of the grant date. The stock options expire 5 years from the grant date.

The following is a summary of stock option activity for the years ended December 31, 2005, 2006, and 2007:

	2005		2006		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	7,728,500	$5.59	8,342,000	$5.63	8,353,000	$5.64
Granted	703,000	6.00	235,000	6.00	1,000,000	8.23
Exercised	—	—	—	—	1,192,700)	4.00
Canceled / forfeited	(90,000)	4.83	(224,000)	5.45	(29,000)	6.00
Outstanding at year-end	8,342,000	$5.63	8,353,000	$5.64	8,131,300	$6.20
Options exercisable at year-end	8,342,000	$5.63	8,238,000	$5.64	7,045,050	$5.92

The weighted-average grant date fair value of options granted during 2005, 2006, and 2007 was $1.14, $2.40, and $2.59 per share, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

			Options Outstanding and Exercisable
			as of December 31, 2007

			Options Outstanding		Options Exercisable
			Weighted	Weighted		Weighted
		Number	Average	Average	Number	Average
Range of Exercise Prices		Outstanding	Remaining	Exercise	Exercisable	Exercise
		12/31/2007	Contractual	Price	12/31/2007	Price
$4.01	$5.00	395,000	0.93	$4.50	395,000	$4.50
$5.01	$6.00	6,736,300	3.32	$6.00	6,650,050	$6.00
$6.01	$7.00	490,000	4.18	$6.50	—	—
$9.01	$10.00	510,000	4.45	$9.90	—	—
$4.01	$10.00	8,131,300	3.33	$6.20	7,045,050	$5.92

Stock Option Compensation

In connection with certain stock option grants to employees, consisting of 678,500, 235,000, and 1,000,000 options during the years ended December 31, 2005, and 2006, and 2007, respectively, we recognized approximately $0, $16,000, and $488,000, respectively, of employee stock-option compensation. The unamortized stock-based compensation expense as of December 31, 2006 and 2007 is $260,000 and $2.4 million, respectively.

Options granted in 2006 and 2007 were valued in accordance with SFAS 123R. The fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 4.3% to 5.0%, (2) an expected life of four to five years, (3) expected volatility of 31% to 37%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. Because there was no public market for our common stock in 2006 and limited trading history at the time of grant in 2007, and in accordance with SFAS 123R, we used the calculated method to determine volatility. Prior to June 15, 2007, we had estimated the expected life to be equal to the option period and and from June 15, 2007, we had estimated the expected life to be equal to the vesting period.

Options granted in 2005 were valued for the excess of deemed fair value of shares of common stock subject to such options over the exercise price of these options at the grant date in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”.

During the year ended December 31, 2005, we granted 25,000 options to a consultant and non-employee. We recorded stock option compensation expense of $16,000 related to the grant in 2005. The fair value for the options was measured on the grant date. At December 31, 2005, the fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 4.0%, (2) an expected life of three years, (3) expected volatility of 0.01%, and (4) a dividend yield of 0%. Because there was no public market for our common stock, we used the minimum value method to determine volatility.

Restricted Shares

We began issuing restricted stock awards in 2007, pursuant to the 2006 Award Plan. The restricted stock awards were issued as time-based awards, which vest typically with 25% vesting at the end of each year over four years, or earlier if there is an acceleration event. The retricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from the issuance of common stock and restricted stock awards totaled $286,000 for the year ended December 31, 2007 and restricted common stock awards outstanding and yet to be vested totaled 126,000 shares as of December 31, 2007. No restricted shares were vested during 2007 and the total fair vaue of shares vested was $0. The unamortized stock-based expense for restricted stock awards was $1.1 million as of December 31,  2007.

A summary of all restricted stock activity during the years ended December 31, 2006 and 2007 follows:

Restricted shares outstanding, January 1, 2006	—
Shares granted	—
Shares vested	—
Shares forfeited	—

Restricted shares outstanding, December 31, 2006	—
Shares granted	126,000
Shares vested	—
Shares forfeited	—

Restricted shares outstanding, December 31, 2007	126,000

(11)         Income Tax Expense:

Income tax expense amounted to $120,000 and $2.5 million for the years ended December 31, 2006 and 2007 (an effective rate of 2.2% for 2006 and 12.3% for 2007). A reconciliation of the provision (benefit) for income tax expense with amounts determined by applying the statutory U.S. federal income tax rate to income before income tax expense is as follows (in thousands):

	2005	2006	2007
Computed tax benefit at federal statutory rate of 34%	$928	$1,873	$7,026
State taxes, net federal tax benefits	162	364	347
Meals and entertainment	22	26	15
Limitation on executive compensation—section 162 (m)	—	387	—
Change in valuation allowance, net of adjustment of net operating loss	(1,078)	(2,535)	(4,850)
Minimum tax credit	—	108	—
Excess benefit of vested stock	—	(170)	—
Other	48	67	—
Total income tax provision	$82	$120	$2,538

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	2006	2007
Deferred Tax Assets:
Net operating loss carryforwards	4,499	—
Employee stock options	912	304
Inventory costs	197	1,309
Minimum tax credit carryforwards	233	28
Accrued expenses	79	157
Other reserves and allowances	70	258
Excess benefit of vested stock	199	—
Deferred revenue	—	351
State taxes	—	18
Other (fixed assets)	35	96
Total Deferred Tax Assets	6,224	2,521

Deferred Tax Liability:
State taxes	(324)
Inventory costs		(271)
Total Deferred Tax Liabilities		(271)

Valuation Allowance	(5,900)	—
Net Deferred Tax Assets	—	2,250

As a result of our 2007 operating results, we utilized all Federal and California tax net operating loss carryforwards of approximately $10.7 million and $9.8 million, respectively. We removed the valuation allowance from our net deferred tax assets. It is likely the tax benefits will be realized in the future.

The tax benefits from the expense in 2007 for share based compensation awards that will result in future tax deduction are included in deferred tax assets. The actual tax deduction exceeds the compensation cost recognized by the company for financial reporting purposes. The excess tax benefits increased the company’s additional paid in capital by $3.2 million for the year ended December 31, 2007, as required by FAS 123R.

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied Interpretation 48 to all tax positions for which the statute of limitations remained open. Our analysis of the implementation of Interpretation 48 reveals that there is no material effect on our financial statements.

We are subject to income taxes in the U.S. federal jurisdiction and California. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal and California examinations by tax authorities for the years before 2003.

We are under examination by the Internal Revenue Service for the 2004, 2005 and 2006 tax years. The examination was  concluded as of December 31, 2007 and final settlement is expected to be approximately $35,000, including interest and penalties.

(12)         Segment Information:

Net revenue by geographic area is presented based upon the country of destination. No foreign country accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area was as follows for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
United States	$73,199	$104,338	$145,412
International	17,380	27,485	41,719
Total	$90,579	$131,872	$187,131

Long-lived assets include property and equipment and intangible assets that resided in the United States during the years ended December 31, 2005, 2006, and 2007.

(13)         Concentrations:

Purchases of merchandise from one of our top two vendors, which is a related party (see Note 15), constituted 37.1%, 26.4%, and 11.9% of total merchandise purchased by us in the years ending December 31, 2005, 2006, and 2007, respectively. Purchases of merchandise from our top two vendors amounted to $27.8 million, $34.4 million, and $40.4 million representing 42.1%, 31.1%, and 24.0%, respectively, of the total purchases during the years ended December 31, 2005, 2006, and 2007, respectively.

Outstanding accounts payable to our top two vendors totaled $4.5 million and $6.2 million as of December 31, 2006 and 2007, respectively. Loss of either of these vendors will not have a negative impact on our operations.

(14)         Contingencies:

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

We sold these shares to approximately 830 investors. The persons associated with us who solicited these investors were not icensed as broker-dealers in any state or with the SEC.

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

Some of these options have been exercised and all options issued in 2002 have been exercised.

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

After voluntarily reporting these violations to the SEC, the SEC staff advised us that it would not undertake an investigation in the matter. However, we have not approached state securities commissioners in the states in which our investors reside. Consequently, there is substantial uncertainty concerning what action the state regulators may take against us and what effect any such action will have on our business.

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

(15)         Related Party Transactions:

We purchased approximately 37.1%, 26.4%, and 11.9% of our merchandise in 2005, 2006, and 2007, respectively, from LA Jewelers, where one of its managers is a stockholder that beneficially owns 1,228,000 shares of our common stock as of December 31, 2006 (see Note 13). LA Jewelers participates in our inventory co-op marketing program. For the year ended December 31, 2007 we earned $522,000 from LA Jewelers relating to co-op marketing contributions and $379,000 was unamortized as of December 30, 2007.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the year ended December 31, 2007, $427,000 was recognized under this agreement and as of December 31, 2007, $129,000 was outstanding and accrued under this gross profit margin guarantee.

Marina Zinberg, who is a Vice President and owns 31.3% of our outstanding shares, is the sister of David Zinberg, our President and Chief Executive Officer. During 2007 we paid Ms. Zinberg a salary of $100,000. Ms. Zinberg, was formerly our corporate secretary and treasurer, reports to David Zinberg.

 (16)        Subsequent Events:

Bank of America has approved an increased in our revolving credit line to $25 million in February 2008.

The Board of Directors, in February 2008, has authorized an increase in the stock buyback program through the open market  to $20 million from $5 million of its outstanding common stock. The stock buyback will be at prices deemed appropriate by management over a 24 month period. As of February 2008, we have repurchased 38,270 shares in January 2008 for $291,000 and 100,000 shares in December 2007 for $886,000

We have been informed that the beneficial ownership of our common stock by the manager of LA Jewelers, who previously held 1,228,000 shares of our common stock, has fallen below 5% (see Note 13).  Accordingly, we will not report our transactions with LA Jewelers as a related party in future filings until such time as the manager’s beneficial ownership, or ownership in a group, exceeds 5%.

(b)           Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

(in thousands)

	Balance at the Beginning of the Year	Charged to Revenue, Cost, or Expenses		Balance at the End of the Year

Description			Deductions
Reserve deducted from asset to which it applies:
Year ended December 31, 2006
Reserve for inventory	$331	$259	$(129)	$461
Reserve for sales returns	123	300	(259)	164
Reserve for chargebacks	30	—	(5)	25

Year ended December 31, 2007
Reserve for inventory	$461	$675	$(61)	$1,075
Reserve for sales returns	164	970	(788)	346
Reserve for chargebacks	25	75	—	100

(c)           Exhibits

The following exhibits are incorporated by reference or filed herewith

Exhibit
Number	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 15, 2006, by and between Bidz.com, Inc., a Delaware corporation, and Bidz.com, Inc., a California corporation (1)
3.1	Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
10.1	2001 Stock Option Plan(4)
10.2	2002 Stock Option Plan(5)
10.3	2006 Stock Award Plan (6)
10.4	Employment Agreement, dated as of June 6, 2006, between Bidz.com, Inc. and David Zinberg (7)
10.4.1	Employment Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (8)
10.5	Employment Agreement, dated as of June 6, 2006, between Bidz.com, Inc. and Lawrence Y. Kong (9)
10.6	Stock Vesting Agreement, dated as of June 30, 2001, between Bidz.com, Inc. and Lawrence Y. Kong (10)
10.7	Form of Indemnification Agreement between Bidz.com, Inc. and each officer and director (11)
10.7.1	Indemnification Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (12)
10.8	Lease, between Bidz.com, Inc. and PAS Trust, dated as of April 15, 2003, and Addendum No. 2, dated as of March 3, 2004(13)
10.9	Client Service Agreement dated January 2, 2006 between Bidz.com, Inc. and Administaff Companies II, L.P. (14)
10.10	Loan and Security Agreement by Bidz.com, Inc. and LaSalle Retail Finance, dated July 12, 2006 (15)
10.11	Employment Agreement, dated as of March 1, 2007 between Bidz.com, Inc. and Leon Kuperman (16)
10.12	Employment Agreement, dated as of February 21, 2007 between Bidz.com, Inc. and Claudia Liu (17)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (16)

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

(12)            Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10 (File No. 000-51257).

(13)            Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10 (File No. 000-51257).

(14)            Incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 (File No. 333-132545).

(15)            Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10 (File No. 000-51257)

(16)            Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10 (File No. 000-51257)

(17)            Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10 (File No. 000-51257)

(18)            The certification attached as Exhibit 32 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Bidz.com, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM, INC.

	By:	/s/ DAVID ZINBERG

David Zinberg
President and Chief Executive Officer

Dated: March 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID ZINBERG	Chairman of the Board, President and	March 10, 2008
David Zinberg	Chief Executive Officer (Principal
Executive Officer)

/s/ LAWRENCE Y. KONG	Chief Financial Officer and	March 10, 2008
Lawrence Y. Kong	Director (Principal Financial and
Accounting Officer)

/s/ PETER G. HANELT	Director	March 10, 2008
Peter G. Hanelt

/s/ MAN JIT SINGH	Director	March 10, 2008
Man Jit Singh

/s/ GARRY ITKIN	Director	March 10, 2008
Garry Itkin