Form 10-K/A
period 2007-12-31
Bidz.com, Inc.
filed 2008-04-29
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From To

Commission File Number 000-51257

BIDZ.com, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4728109 (I.R.S. Employer Identification No.)

3562 Eastham Drive, Culver City, California 90232 (Address of principal executive offices, including zip code)

(310) 280-7373

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIDZ.com, INC.

FORM 10-K/A

BIDZ.COM, INC.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 12, 2008, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including Exhibits 31.1 and 31.2, and 32, required by the filing of this amendment.

PART III

Item 10—Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our directors:

Name	Age	Position
David Zinberg	50	Chairman of the Board, President, and Chief Executive Officer
Lawrence Y. Kong	47	Chief Financial Officer, Secretary, Treasurer, and Director
Peter G. Hanelt (1)(2)(3)	63	Director
Man Jit Singh (1)(2)(3)	51	Director
Garry Y. Itkin (1)(2)(3)	47	Director

(1) Member of our Governance and Nominating Committee.

(2) Member of our Audit Committee.

(3) Member of our Compensation Committee.

David Zinberg, founder of our Company, has served as the Chairman of the Board of Directors, President, and Chief Executive Officer since our inception in November 1998. Mr. Zinberg served as our Secretary from our inception until March 2001. Mr. Zinberg is the brother of Marina Zinberg, a Vice President of our Company. Mr. Zinberg is a Class I director whose term expires at the 2010 annual meeting of stockholders.

Lawrence Y. Kong has served as our Chief Financial Officer since January 2001, our Secretary and Treasurer since March 2006, and a director since July 2003. Mr. Kong earned a Bachelor of Science in Accounting (summa cum laude) from the University of South Alabama in June 1982 and a Masters of Business Administration in Finance from the University of Chicago in June 1984. Mr. Kong passed the Certified Public Accountant examination (State of Illinois) in 1983 and is a member of the American Institute of Certified Public Accountants. Mr. Kong is the husband of Ms. Claudia Y. Liu, our Chief Operating Officer. Mr. Kong is a Class II director whose term expires at the 2008 annual meeting of stockholders.

Peter G. Hanelt has served as a director of our company since March 2006. Mr. Hanelt has been a self-employed business consultant since November 2003. Mr. Hanelt served as Chief Restructuring Officer and Chief Operating Officer of the Good Guys, a regional consumer electronics retailer, from December 2001 through July 2003 and as a consultant from July 2003 through October 2003. From October 1998 to June 2001, Mr. Hanelt served as Chief Executive Officer and a director of Natural Wonders, Inc., a national specialty retailer of nature and science merchandise. Mr. Hanelt also serves on the boards of Silicon Image, a publicly traded manufacturer of semiconductors; Shoe Pavillion, Inc., a publicly traded retailer; Patelco Credit Union, a not for profit company; and InterHealth Nutraceuticals, Inc. and Trader Vic’s Restaurants, both private companies. Mr. Hanelt is a Class I director whose term expires at the 2010 annual meeting of stockholders.

Man Jit Singh has served as a director of our company since March 2006. Since March 2007, Mr. Singh has been serving as Chairman of Sony Entertainment Television—India, prior to which from July 2003 to March 2007, Mr. Singh served as a Principal of Diogenes, Inc., a private equity firm, and from April 2001 to May 2003, served as Chief Executive Officer of Compete, Inc., a predictive analytics firm. Mr. Singh served as Chief Executive Officer of several companies specializing in management recruitment and temporary staffing, including, from December 1997 until June 2000, Futurestep Inc. (Founder and Chief Executive Officer), which is Korn Ferry International’s online subsidiary for middle management recruitment. Prior to Futurestep, from July 1994 to July 1996, Mr. Singh served on the management committee of BET Plc, a $3 billion service conglomerate focused on outsourcing non-core activities of its customers. Mr. Singh has also held senior positions at various management consulting firms, including Sibson & Co (Partner & Co-leader of Strategy), The Cast Group AG (Chief Executive Officer), and Cresap (Principal responsible for West Coast practice). Mr. Singh is a Class II director whose term expires at the 2008 annual meeting of stockholders.

Garry Y. Itkin has served as a director of our company since May 2007.  He had previously served as a director of our company from July 2003 to December 2006, when he resigned as a director.  Mr. Itkin has served as the Chief Executive Officer of AFB Trading One, Inc., a privately held distillery, since 1999. Mr. Itkin served as our acting Chief Financial Officer from February 1999 until 2000. From November 1987 to May 1999, Mr. Itkin served as Managing Partner of Jeff Ratner & Associates, Inc., a public accounting and consulting firm in Beverly Hills, California. Mr. Itkin received his MBA degree from Pepperdine University in 1986. In 2005, Mr. Itkin received his JD degree from the Russian Federation North West Academy of Governmental Service. Mr. Itkin is a Class III director whose term expires at the 2009 annual meeting of stockholders.

Executive Officers

The following table sets forth information concerning our executive officers and key employees, each of whom serves at the discretion of the Company’s Board of Directors. For biographical information regarding Messrs. Zinberg and Kong, who also serve as Directors of the Company, see our Directors biographies, above.

Name	Age	Position
David Zinberg	50	Chairman of the Board, President and Chief Executive Officer
Lawrence Y. Kong	47	Chief Financial Officer, Secretary, Treasurer, and Director
Claudia Y. Liu	48	Chief Operating Officer
Leon Kuperman	34	Chief Technology Officer
Larry E. Russell	56	Chief Compliance Officer
James Gellas	31	Controller

Claudia Y. Liu has served as our Chief Operating Officer since October 2006.  Prior to that, she served as our Vice President of Operations since November 2002. From October 2001 to November 2002, Ms. Liu served as our Billing Manager. From January 1998 to May 2001, Ms. Liu served as a director and general manager of Cybertowers Pte Ltd., a public company on the Kuala Lumpur Stock Exchange in Malaysia that specialized in satellite tracking systems. Ms. Liu is the wife of Mr. Kong.

Leon Kuperman has served as our Chief Technology Officer since January 2007. From 1998 to 2006 Mr. Kuperman was the Chief Technology Officer and co-founder of Truition, a leading provider of hosted and customizable eCommerce solutions for online sellers.  Mr. Kuperman began his career at IBM Canada, where he served from 1993 to 1998 in IBM’s Internet division.  Mr. Kuperman holds a degree in computer science from York University.

Larry E. Russell has served as our Chief Compliance Officer since September 2006.  Prior to that, he served as our Controller since September 2006, and our Chief Technology Officer since February 2006. Prior to that time, Mr. Russell served as our Chief Internal Control Officer from April 2005. From July 1998 to April 2005, Mr. Russell served as an Accounting and Information Systems Consultant at AccounTec. From 1995 to 1998, Mr. Russell served as the Controller, Cost Accountant, and Chief Information Officer at Gruber Systems, a manufacturer of molds and production equipment. From May 1991 to August 1995, Mr. Russell served as a manager in Technology Support and Network Administration at Ernst & Young, LLP. Mr. Russell is a Certified Public Accountant and holds a Certified Information Technology Professional designation by the AICPA.

James Gellas has served as our Corporate Controller since June 2007.  Prior to that, Mr. Gellas served as a consultant, providing business valuation services.  From 1998 to 2006, Mr. Gellas worked at Rothstein Kass & Company, a national public accounting firm, where he served in financial statement audit and human resource capacities.  Mr. Gellas is a Certified Public Accountant and holds a BS in Accounting from Lehigh University and an MBA in Finance and Entrepreneurship from the University of Southern California.

We consider Messrs. Zinberg and Kong, Ms. Liu and Mr. Kuperman as our executive officers; and Messrs. Russell and Gellas as key employees.

Information Regarding the Audit Committee

The purpose of the Audit Committee is to oversee the financial and reporting processes of our company and the audits of the financial statements of our company and to provide assistance to our Board of Directors with respect to the oversight of the integrity of the financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditor. The primary responsibilities of the Audit Committee are set forth in its charter. The Audit Committee also selects the independent auditor to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent auditor and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates. The Audit Committee currently consists of Messrs. Hanelt, Singh, and Itkin, each of whom is an independent director of our company under the NASDAQ rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Hanelt (whose background is detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Hanelt serves as the Chairman of the Audit Committee.

Stockholder Recommendations for Nominations of Directors

The purposes of the Governance and Nominating Committee include the selection or recommendation to the Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of the Board of Directors, the oversight of the evaluations of the Board of Directors and management, and the development and recommendation to the Board of Directors of a set of corporate governance principles applicable to our company. The Governance and Nominating Committee currently consists of Messrs. Hanelt, Singh, and Itkin, with Mr. Hanelt serving as Chairman.

The Governance and Nominating Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our company’s secretary at our address listed herein. The Governance and Nominating Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. The members of the Governance and Nominating Committee are independent, as that term is defined by NASDAQ.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission.  Executive officers, directors and greater than 10 percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on our review of the copies of such filings in our possession and written representations from our executive officers and directors, we believe that our executive officers, directors and 10 percent stockholders made all necessary filings under Section 16(a) during fiscal year 2007, except one delinquent Form 4 for Leon Kuperman in connection with his purchase of 500 shares of the Company’s common stock.

Code of Conduct

Our Board of Directors has adopted Corporate Governance Principles, and a Code of Conduct for our CEO, CFO and all our directors, officers and employees.  We post on our website at www.bidz.com, the charters of our Audit, Compensation, and Governance and Nominating Committees; our Corporate Governance Principles, and Code of Conduct for the CEO, CFO and

directors, officers and employees, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth in this proxy statement.

Item 11—Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The executive compensation program of our company seeks to provide a level of compensation that is competitive with companies similar in both size and industry. The goals of our executive officer compensation program are to attract, retain, and reward executive officers who contribute to our success, to align executive officer compensation with our performance, and to motivate executive officers to achieve our business objectives. We compensate our senior management through a mix of base salary, bonus, and equity compensation designed to be competitive within our industry and to align management’s incentives with the long-term interests of our stockholders.

Setting Executive Compensation

Our compensation setting process consists of establishing targeted overall compensation for each executive officer and then allocating that compensation among base salary and incentive compensation. At the executive level, we design the incentive compensation to reward company-wide performance through tying awards primarily to specific operational and financial performance. The Compensation Committee evaluates both performance and compensation to ensure that we maintain the ability to attract and retain employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies.

The committee obtains the comparative data used to assess competitiveness from a variety of resources. The committee engaged Towers Perrin in 2006, an outside human resources consulting firm, to provide relevant market data, including base salary and incentive compensation, for similar sized online retail companies in terms of market capitalization and revenue. The committee has also utilized other industry compensation surveys and public company proxy statements filed with the United States Securities and Exchange Commission for similar sized companies in the online retail industry to benchmark cash compensation and stock option and other equity-based awards. We compete with other online retail companies for top executive-level talent. Actual total compensation levels may differ from competitive levels in surveyed companies as a result of annual and long-term performance of our company, as well as individual performance. The committee uses its discretion to determine or recommend executive compensation when, in its judgment, external, internal, or an individual’s circumstances warrant.

The responsibilities of the Compensation Committee include determining, or recommending to our Board of Directors for determination, the compensation of our executive officers and discharging the responsibilities of our Board of Directors relating to compensation programs of our company. The Compensation Committee held 6 meetings during fiscal 2007. The committee reviews base salary levels for executive officers of our company at the beginning of each fiscal year and recommends actual bonuses at the end of each fiscal year based upon our company and individual performance.

Compensation Program

The primary components of the executive compensation program of our company consist of base salary, annual incentive bonuses, stock option and other equity-based grants, and executive health benefit and perquisite programs.

Base Salary

We provide executive officers with a level of base salary that recognizes appropriately each individual officer’s scope of responsibility, role in the organization, experience, and contributions to the success of our company. The Board of Directors reviews salaries recommended by the Compensation Committee. In formulating these recommendations, the committee considers the overall performance of our company, industry compensation benchmark data, and conducts an evaluation of individual officer performance. The committee makes, or recommends that the Board of Directors make, final determinations on any adjustments to the base salary for executive officers.

Management Bonus Program

Annual bonuses are intended to provide incentive compensation to key officers and employees who contribute substantially to the success of our company. The granting of such awards is based upon the achievement of our company’s performance objectives and pre-defined individual performance objectives. Company performance objectives are based upon achieving key financial and operational metrics that are established early in each fiscal year. Individual performance objectives are developed for senior level managers and key employees early in each fiscal year. Upon the close of each fiscal year, executive management and the committee conducts an assessment of individual performance achieved versus individual performance objectives. This assessment includes individual responsibility, performance, and compensation level. Simultaneously, the board conducts an assessment of our company’s overall performance, which includes the achievement of operating results and other performance criteria. The combination of these factors determines any incentive bonuses to be paid.

Stock Option and Restricted Stock Grants

We grant stock options and restricted stock awards periodically to certain of our key employees to provide additional incentive to work to maximize long-term total return to stockholders. Award levels are determined based on market data and vary among participants based on their positions within the company. Under our 2006 Stock Award Plan, or 2006 Plan the Board of Directors or a committee appointed by the Board is specified to act as the plan administrator. Our Board of Directors has, pursuant to the 2006 Plan, authorized our Compensation Committee to administer the Plan, including the grant of awards and determination of their terms. In general, stock options and awards of restricted stock are granted to employees at the onset of employment. In establishing award levels, the committee bases the number of stock option and restricted stock awards to be granted on the target percentage of ownership of the recipient, assuming full dilution of outstanding stock option awards. For executive officers, the committee considers the target percentage of ownership of executive officers in our peer group in setting award levels for our executive officers. If, in the opinion of the committee, the outstanding service of an existing employee merits an increase in the number of options and awards held, the committee may elect to issue additional stock options and restricted stock awards to that employee. We do not have any program or plan to time option grants to our executives in coordination with the release of material non-public information.

Stock options are granted at 100% of the fair market value of our Common Stock on the date of grant. Accordingly, a stock option becomes valuable only if the market price of our Common Stock increases above the option exercise price and the holder remains employed during the period of time that the option vests. The committee has not granted options with an exercise price that is less than 100% of the fair market value of our Common Stock on the grant date, nor has it granted options which are priced on a date other than the grant date.

Benefits

We provide various employee benefit programs to our executive officers, including medical, dental, life, and long-term disability insurance benefits. These benefits are generally available to all full-time salaried employees of our company. We also sponsor a tax-qualified 401(k) retirement savings plan pursuant to which our employees, including our named executive officers are able to contribute the lesser of $15,500 or up to 25% of their annual salary.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1.0 million paid to each of any publicly held corporation’s chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. We currently intend to continue to structure the performance-based portion of the compensation of our executive officers in a manner that complies with Section 162(m).

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned by each of our executive officers for the fiscal year ended December 31, 2007.

Name and Principal		Salary		Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa- tion	Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings	All Other Compensation	Total
Position	Year	($)		($)	($)	($)(1)	($)	($)	($)(2)	($)

David Zinberg Chairman of the Board	2007	181,250	(3)	—	—	—	—	—	19,994	201,244
and Chief Executive Officer	2006	267,083		215,000	—	—	—	—	3,792	485,875
	2005	240,000		200,000	—	—	—	—	—	440,000

Lawrence Kong Chief Financial Officer	2007	235,000		338,048	—	224,330	—	—	16,828	814,205
and Director	2006	218,958		140,000	—	16,452	—	—	5,766	381,176
	2005	200,000		100,000	—	—	—	—	—	300,000

Claudia Liu Chief Operating	2007	200,000		287,700	—	125,643	—	—	15,271	628,614
Officer	2006	138,750		90,000	—	—	—	—	5,438	234,188
	2005	100,000		1,000	—	—	—	—	—	101,000

Leon Kuperman Chief Technology	2007	283,064		90,000	—	121,861	—	—	774	495,699
Officer	2006	—		—	—	—	—	—	—	—
	2005	—		—	—	—	—	—	—	—

(1)          Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, (SFAS No. 123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006, 2005 and 2004 in accordance with FAS 123(R) of awards. Assumptions used in the calculation of these amounts are included in footnote 10 to our audited financial statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

(2)          Amounts under “All Other Compensation” consist of $5,340, $3,564, $3,564 and $774  in health insurance premiums for Mr. Zinberg, Mr. Kong, Ms. Liu, and Mr. Kuperman, respectively, $18,446, $12,957, and $11,400 in automobile expense reimbursement for Mr. Zinberg, Mr. Kong, and Ms. Liu, respectively, and $5,745 and $6,073 in 401(k) matching contributions for Mr. Kong and Ms. Liu, respectively.

(3)           As of August 16, 2007, Mr. Zinberg voluntarily reduced his annual salary to $1 per year.  Mr. Zinberg’s annual salary of $290,000 per annum, as well as his eligibility to earn an annual bonus, resumed as of March 1, 2008.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth certain information with respect to the options granted during or for the fiscal year ended December 31, 2007 to each of our executive officers.

Name and		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant date fair value of stock and
Principal	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	option
Position	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	awards ($) (1)

David Zinberg Chairman of the Board and Chief Executive Officer		—	—	—	—	—	—	—	—	—

Lawrence Kong Chief Financial Officer and Director	6/15/2007	—	—	—	—	—	—	—	360,000	9.90	1,140,228

Claudia Liu Chief Operating Officer	6/15/2007	—	—	—	—	—	—	—	150,000	9.90	475,095
	3/9/2007	—	—	—	—	—	—	—	150,000	6.50	299,730

Leon Kuperman Chief Technology Officer	3/9/2007	—	—	—	—	—	—	—	300,000	6.50	599,460

(1)             We estimate the fair value of stock options, consistent with the provisions of SFAS No. 123(R) and SAB 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the calculated method to determine expected volatility. For a detailed discussion about the computation please refer to Note 10 to our audited financial statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

Outstanding Equity Awards

                The following table sets forth information with respect to outstanding awards granted to the officers listed as of the year ended December 31, 2007.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

David Zinberg Chairman of the Board and Chief Executive Officer	6,000,000	—	—	6.00	5/20/2011	—	—	—	—
	230,000	—	—	6.00	11/28/2010	—	—	—	—

Lawrence Kong Chief Financial Officer and Director	—	360,000	—	9.90	6/14/2012	—	—	—	—
	28,750	86,250	—	6.00	10/4/2011	—	—	—	—
	100,000	—	—	6.00	11/28/2010	—	—	—	—
	250,000	—	—	4.50	12/5/2008	—	—	—	—

Claudia Liu Chief Operating Officer	—	150,000	—	9.90	6/14/2012	—	—	—	—
	—	150,000	—	6.50	3/8/2012	—	—	—	—
	25,000	—	—	6.00	11/28/2010	—	—	—	—
	100,000	—	—	4.50	12/5/2008	—	—	—	—

Leon Kuperman Chief Technology Officer	—	300,000	—	6.50	3/8/2012	—	—	—	—

Option Exercises and Stock Vested

                The following table sets forth information with respect to option exercises and stock vested by the officers listed during the fiscal year ended December 31, 2007.

	Option Awards		Stock Awards
	Number		Number
	of		of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on	on	on	on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
David Zinberg Chairman of the Board and Chief Executive Officer	—	—	—	—

Lawrence Kong Chief Financial Officer and Director	—	—	—	—

Claudia Liu Chief Operating Officer	75,000	898,000	—	—

Leon Kuperman Chief Technology Officer	—	—	—	—

Pension Benefits; Deferred Compensation

                The Company currently has no pension benefits plan or nonqualified defined contribution plan or other nonqualified deferred compensation plan.

 Employment Agreements with Executive Officers

We entered into employment agreements with our Chief Executive Officer, David Zinberg, and our Chief Financial Officer, Lawrence Y. Kong in June 2006. In February 2007, we entered into an employment agreement with our Chief Operating Officer, Claudia Y. Liu, and in March 2007, we entered into an employment agreement with our Chief Technology Officer, Leon Kuperman.

 Each agreement provides for an employment term of three years and for year to year extensions thereafter unless either party gives 90 days notice not to extend. The employment agreement with Mr. Zinberg provides for a minimum base salary of $290,000 per annum, the employment agreement with Mr. Kong provides for a minimum base salary of $235,000 per annum, the employment agreement with Ms. Liu provides for a minimum base salary of $200,000 per annum, and the employment agreement with Mr. Kuperman provides for a minimum base salary of $300,000 per annum. Each employment agreement also provides that the executive will be eligible to participate in all stock option, stock bonus, executive compensation, retirement savings, fringe benefit, disability insurance, group health and group life, vacation, and similar health and benefit plans maintained by us for our executive personnel. Each employment agreement contains a covenant by the executive not to solicit employees or customers of our company for a period of one year immediately following termination of employment.

We may terminate any executive’s employment for cause, as defined in his or her employment agreement. If we terminate the employment of an executive without cause, or one of them terminates his or her employment with us for good reason or upon a change in control of our company, in each case as defined in the agreement, the terminated executive will receive in a lump sum an amount equal to one and one-half times his or her base salary, in the case of Messrs. Zinberg and Kong, and Ms. Liu, and an amount equal to his base salary, in the case of Mr. Kuperman; any stock options and restricted stock held by the executive will vest immediately if the executive is terminated after a change in control; and the benefits and insurance benefits for the executive and the executive’s dependents will continue for a specified period after termination. None of the executives will receive any severance compensation or benefits following a termination of employment for cause or resulting from death or disability.

The following table quantifies the dollar value of payments and benefits to each of the above named executive officers according to their respective agreements upon a voluntary termination (other than for good reason) or for cause, or due to death or disability, assuming that such termination took place on December 31, 2007.

Name	Accrued Salary	Accrued Vacation
David Zinberg	—	—
Lawrence Y. Kong	9,792	36,217
Claudia Y. Liu	8,333	15,508
Leon Kuperman	12,500	2,693

The following table quantifies the dollar value payments and benefits to each of the above named executive officers according to their respective agreements upon a termination without cause, or for good reason, assuming that such termination took place on December 31, 2007.

Name	Cash Severance	Benefits
David Zinberg	—	3,096
Lawrence Y. Kong	352,000	3,096
Claudia Y. Liu	300,000	3,096
Leon Kuperman	300,000	1,548

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting director compensation, we consider the amount of time that directors spend fulfilling their duties as a director, including committee assignments. We grant annually to each non-employee director options to purchase 10,000 shares of our Common Stock. In addition, non-employee directors will receive additional options for committee service per year over the standard non-employee director compensation options to purchase an additional 5,000 shares of Common Stock to the Chairman of the Audit Committee, and options to purchase an additional 2,500 shares of common stock to each member of our Audit Committee (other than the Chairman), Compensation Committee and Governance and Nominating Committee. In lieu of receiving the foregoing stock options, non-employee directors may elect to receive one share of common stock for each option to purchase two shares of common stock. We will also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at board and committee meetings and provide $24,000 per member in cash consideration annually for serving on our Board of Directors and an additional $1,000 per member per Board meeting, $500 per member per Committee meeting and an additional $7,500 annually to the Chairman of the Audit Committee. Employees who also serve as directors will receive no additional compensation for their services as a director.

Commencing in March 2008, we provide $36,000 per member in cash consideration annually for serving on our Board of Directors and an additional $1,000 per member per Board meeting, $500 per member per Committee meeting and an additional $15,000 annually to the Chairman of the Audit Committee, $6,000 annually to members of the Audit Committee, and $6,000 annually to the Chairman of the Compensation Committee. If attending meeting by telephone, it is $500 per Board meeting and $300 per Committee meeting

The following table sets forth information with respect to compensation for the directors listed during the fiscal year ended December 31, 2007.

Director Compensation

	Fees Earned or Paid in	Stock	Option	Non-Equity Incentive Plan	Change in Pension Value and Nonqualified Deferred Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Peter Hanelt	89,600	60,000	—	—	—	—	149,600
Man Jit Singh	81,500	52,500	—	—	—	—	134,000
Garry Itkin	21,500	—	—	—	—	—	21,500

(1)  Mr. Itkin was re-appointed as a director in May 2007.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2007, our Compensation Committee consisted of Messrs. Singh, Hanelt and Itkin, all non-employee directors (as defined in Rule 16b-3 under the Securities Exchange Act). None of these committee members had any contractual or other relationships with our company during such fiscal year.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K/A and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our proxy statement for our 2008 annual meeting of stockholders and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Respectfully submitted,

The Compensation Committee

Man Jit Singh, Chairman

Peter G. Hanelt

Garry Y. Itkin

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock on April 22, 2008, except as indicated, by (1) each director and each named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2008 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based upon 23,930,557 shares of common stock outstanding as of April 22, 2008.

Except as otherwise indicated and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent Beneficially Owned
Directors and Executive Officers:
David Zinberg	9,177,343	(2)	30.4%
Lawrence Y. Kong	724,250	(3)	3.0
Claudia Y. Liu	724,250	(4)	3.0
Leon Kuperman	83,000	(5)	*
Peter G. Hanelt	79,235	(6)	*
Man Jit Singh	53,750	(7)	*
Garry Itkin	415,000	(8)	1.7
Directors and executive officers as a group (six persons)	10,532,578		34.2

5% Stockholders:
Marina Zinberg	7,612,657	(9)	31.8

(1)  Except as otherwise indicated, each officer, director, or 5% stockholder may be reached at our company’s address at Bidz.com, Inc., 3562 Eastham Drive, Culver City, California 90232.

(2)  Includes 6,230,000 shares issuable upon exercise of vested stock options.

(3)  Includes 163,000 shares held by Mr. Kong; 378,750 shares issuable upon exercise of vested stock options; 20,000 shares held by Ms. Liu, Mr. Kong’s spouse; and 162,500 shares issuable upon exercise of vested stock options held by Ms. Liu.

(4)  Includes 20,000 shares held by Ms. Liu; 162,500 shares issuable upon exercise of vested stock options; 163,000 shares held by Mr. Kong, Ms. Liu’s spouse; and 378,750 shares issuable upon exercise of vested stock options held by Mr. Kong.

(5)  Includes 8,000 shares held by Mr. Kuperman and 75,000 shares issuable upon exercise of vested stock options

(6)  Mr. Hanelt held 79,235 shares.

(7)  Mr. Singh held 53,750 shares.

(8)  Mr. Itkin held 415,000 shares

(9)  Marina Zinberg is the sister of David Zinberg.

*  less than 1%

Item 13—Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Relationship with LA Jewelers

LA Jewelers, Inc. was one of the first suppliers to extend us payment terms to purchase our inventory. LA Jewelers had extended credit to us of approximately $4.3 million as of December 31, 2006 and approximately $5.1 million as of December 31, 2007. Of the merchandise purchased by us, LA Jewelers supplied approximately 11.9%, 26.4% and 37.1% during fiscal 2007, 2006 and 2005, respectively. One of the managers of LA Jewelers, Saied Aframian, beneficially owns 1,328,000 shares of our common stock as of December 31, 2007.

Transactions with Mr. Zinberg

During September 2005, Mr. Zinberg, our President and Chief Executive Officer, purchased an automobile from us for approximately $57,000, which represented the fair market value of the automobile.

 Family Relationships

Claudia Y. Liu, our Chief Operating Officer, is the wife of Lawrence Y. Kong, our Chief Financial Officer. Ms. Liu and Mr. Kong are not in a reporting position to each other and both Ms. Liu and Mr. Kong report to the Chief Executive Officer.

Marina Zinberg, who is a Vice President and beneficially owns 31.8% of our outstanding shares of common stock, is the sister of David Zinberg, our Chairman of the Board, President, and Chief Executive Officer. During 2007, we paid Marina Zinberg a salary of $100,000. Ms. Zinberg, who was formerly our corporate secretary and treasurer, reports to Mr. Zinberg.

Review, Approval or Ratification of Transactions with Related Persons

Our Corporate Governance Principles and Code of Conduct require that every employee avoid situations where loyalties may be divided between our interests and the employee’s own interests. Employees and directors must avoid conflicts of interests that interfere with the performance of their duties or are not in our best interests.

Pursuant to its written charter, the Audit Committee reviews and approves all related-party transactions as such term is used by SFAS No. 57 Related Party Disclosures, or as otherwise required to be disclosed in our financial statements or periodic filings with the SEC, other than compensation, including the grant of stock options and restricted stock awards authorized by the Board or any committee thereof. Related party transactions include transactions between us, our executive officers and directors, beneficial owners of five percent or greater of our securities, and all other related persons specified under Item 404 of Regulation S-K promulgated by the SEC. We have adopted written policies and procedures regarding the identification of related parties and transactions, and the approval process. The Audit Committee considers each proposed transaction in light of the specific facts and circumstances presented, including but not limited to the risks, costs and benefits to us and the availability from other sources of comparable services or products.

Independence of the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Hanelt, Singh, and Itkin are independent directors, as “independence” is defined by NASDAQ and the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment.

Item 14—Principal Accountant Fees and Services

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

Aggregate fees billed to our company for the fiscal years ended December 31, 2006 and 2007 by Stonefield Josephson, Inc., are as follows:

Audit Fees

The aggregate fees for professional services rendered by our auditors, Stonefield Josephson, Inc. for the fiscal year ended December 31, 2007 were $559,000 for the audit of our annual financial statements contained in our annual report on Form 10-K for 2007, and for the review of our financial statements included in our Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. The aggregate fees for professional services rendered by Stonefield Josephson, Inc., for the fiscal year ended December 31, 2006 were $262,000 for the audit of our annual financial statements contained in our annual report on Form 10-K for

2006, and for the review of our financial statements included in our Form 10-Q for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2007 and December 31, 2006, for assurance and related services by Stonefield Josephson, Inc. were $18,000 and $221,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2007 for tax compliance, tax advice and tax planning by Stonefield Josephson, Inc. were $0, and for the fiscal year ended December 31, 2006, were $9,000.

All Other Fees

For our fiscal years ended December 31, 2007, and December 31, 2006, there were no other fees paid to Stonefield Josephson, Inc.

 Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the approval in advance of any significant audit or non-audit engagement or relationship with the independent auditor, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. All of the services provided by Stonefield Josephson, Inc. described above under the captions “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM. INC.

April 29, 2008	By:	/s/ DAVID ZINBERG

David Zinberg
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

April 29, 2008	By:	/s/ LAWRENCE Y. KONG

Lawrence Y. Kong
Chief Financial Officer and Director
(Principal Financial Officer)

Exhibit Index

To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit	Description of document
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act