Form 10-Q
period 2008-03-31
Bidz.com, Inc.
filed 2008-05-06
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of April 30, 2008: 23,930,557

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	December 31,	March 31,
	2007	2008
		(Unaudited)
Assets
Current assets:
Cash	$4,808	$6,593
Accounts receivable	2,275	4,913
Inventories, net of reserves of $1,075 and $919 at December 31, 2007 and March 31, 2008, respectively	56,686	34,795
Other current assets	5,958	4,040
Total current assets	69,727	50,341
Property and equipment, net	1,323	1,364
Intangible asset	161	161
Deposits	104	104
Total assets	$71,315	$51,970

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$5,924	$—
Accounts payable (includes related party amounts of $5,050 and $856 at December 31, 2007 and March 31, 2008, respectively)	26,400	12,010
Accrued expenses	4,509	5,676
Deferred revenue	2,900	1,635
Total current liabilities	39,733	19,321

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2007 and March 31, 2008, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 24,556,354 and 24,418,584 at December 31, 2007 and March 31, 2008, respectively	25	25
Additional paid in capital	35,875	34,968
Shares held in treasury, at cost; 100,000 and 433,827 shares at December 31, 2007 and March 31, 2008, respectively	(886)	(3,517)
Retained earnings (Accumulated deficit)	(3,432)	1,173
Total stockholders’ equity	31,582	32,649

	$71,315	$51,970

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2008

Net revenue:
Merchandise sales	$44,639	$61,811
Other revenue	85	118
	44,724	61,929
Cost of revenue	33,596	43,893
Gross profit	11,128	18,036
Operating expenses:
General and administrative	4,843	5,907
Sales and marketing	2,600	4,199
Depreciation and amortization	74	162
Total operating expenses	7,517	10,268
Income from operations	3,611	7,768
Other income - interest income	1	13
Other expense - interest (expense)	(82)	(11)
Income before income tax expense	3,530	7,770
Income tax expense	95	3,165
Net income	$3,435	$4,605

Net income per share available to common shareholders - basic	$0.15	$0.19
Net income per share available to common shareholders - diluted	$0.14	$0.18
Weighted average number of shares outstanding - basic	23,245,987	24,538,263
Weighted average number of shares outstanding - diluted	23,724,657	25,828,507

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2008

Cash flows provided by (used for) operating activities:
Net income	$3,435	$4,605

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	162
Change in inventory reserve	82	(156)
Stock-based compensation	144	267
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	535	(2,638)
Inventories	1,508	22,047
Other current assets	254	1,918
Increase (decrease) in liabilities:
Accounts payable	(7,537)	(14,390)
Accrued expenses	(209)	1,167
Deferred revenue	(1,965)	(1,265)
Net cash provided by (used for) operating activities	(3,679)	11,717

Cash flows (used for) investing activities:
Capital expenditures	(227)	(203)
Cash flows provided by (used for) financing activities:
Revolving credit line	3,721	(5,924)
Repurchase of common stock	—	(3,808)
Proceeds from exercise of stock options	—	3
Net cash provided by (used for) financing activities	3,721	(9,729)

Net (decrease) increase in cash	(185)	1,785
Cash, beginning of period	359	4,808
Cash, end of period	$174	$6,593

Supplemental disclosure of cash flow information:

Interest paid	$82	$11

Income taxes paid	$10	$1,332

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008
(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2007 filed in the Annual Report on Form 10-K by the Company on March 12, 2008 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of March 31, 2008 and the results of operations for the three month periods ended March 31, 2007 and 2008 and the cash flows for the three month periods ended March 31, 2007 and 2008.  The results of operations for the three months ended  March 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for return and allowance reserve, inventory reserve, inventory vendor marketing reserves, deferred tax assets, accrued expenses, stock price volatility, stock option forfeiture rate, and expected stock option term.

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. We operate a website located at www.bidz.com for the purpose of selling merchandise, utilizing our unique sales auction platform.

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia. Revenue generated from the United States accounted for approximately 79.5% and 76.4% of net revenue for the three months ended March 31, 2007 and 2008, respectively.

Recent Developments

In April 2008, we announced the launch of our online retail store, Buyz.com, which offers merchandise at a fixed price, to complement the Bidz.com online auctions.

In February 2008, Bank of America (LaSalle Bank) approved an increase in our revolving credit line to $25 million from $15 million.

In February 2008, our Board of Directors authorized an increase in the open market stock buyback program of its outstanding common stock to $20 million from $5 million. The stock buyback will be at prices deemed appropriate by management over a 24 month period. As of April 22, 2008, we have purchased a cumulative total of 817,097 shares for $6.8 million, and 626,297 shares have been retired which reduced our number of shares outstanding.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159 (“FAS 159”) which expanded FAS No. 157, “ Fair Value Measurements ,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 159 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on our financial statements.

In September 2006, the FASB issued Statement SFAS No. 157 (“FAS 157”), “ Fair Value Measurements ,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on our financial statements.

2.             Earnings Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings per common share is calculated by dividing net income available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted earnings per common share is computed similarly to basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were not anti-dilutive.

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method excluding the impact of pro forma deferred tax benefits for the three month period ended March 31, 2007 and including the impact of pro forma deferred tax benefits for the three month period ending March 31, 2008.  The following table sets forth the computation of basic and diluted net income per share.

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2008

Basic and diluted net income per share:
Numerator:
Net income	$3,435	$4,605
Denominator:
Weighted common shares outstanding	23,245,987	24,538,263
Effect of dilutive securities	478,670	1,290,244
Denominator for diluted calculation	23,724,657	25,828,507
Net income per share, basic	$0.15	$0.19
Net income per share, diluted	$0.14	$0.18

3.             Inventories

Inventories, which are pledged as collateral for our revolving line of credit, consist of the following (In thousands):

	December 31, 2007	March 31, 2008 (unaudited)

Fine jewelry, watches and other	$53,054	$33,946
Loose diamonds and semi-precious stones	4,392	525
Prepaid inventory	94	101
Inventory with manufacturing vendors	221	1,142
Product inventories	57,761	35,714
Less: Inventory reserve	(1,075)	(919)
	$56,686	$34,795

4.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, ABN AMRO, to provide working capital financing secured by inventories and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10 million. During the three month period ended March 31, 2008 we successfully increased the limit to $25 million. The revolving credit line agreement expires in July of 2010. As of March 31, 2008, there was no outstanding balance  under the revolving credit line. Under the terms and conditions of the revolving credit line agreement, the Company is subject to certain restrictive covenants for which it is in compliance at March 31, 2008.

5.             Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share Based payment: An Amendment of FASB Statements No. 123 and 95.” This statement requires that we recognize in our financial statements the cost resulting from all share-based payment transactions. In addition, in March 2005 the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. On January 1, 2006, we adopted SFAS 123R, which eliminates our ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by APB 25 and generally requires that we recognize in our statements of income all share-based payments to employees, including grants of stock options based on their fair values.

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the three months ended March 31, 2007 and 2008, respectively, reflect the impact of adopting SFAS 123R.

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

Under SFAS 123R, we will continue to use the Black-Scholes model to estimate the fair value of options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumption regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

Stock Awards

We awarded and issued as director compensation a total of 18,750 shares of common stock for the three months ended March 31, 2007. Two of our non-employee directors, Man Jit Singh and Peter Hanelt, received stock awards of 8,750 and 10,000 shares, respectively. The fair market value of the shares granted was $6.00 per share, which was determined based on a combination of factors that included recent share transactions between shareholders and an independent valuation of the Company. No stock awards were granted in the three months ended March 31, 2008. The stock-based expense from stock award grants for the three months ended March 31, 2007 and 2008 totaled $112,000 and $0, respectively.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $0 and  $88,000 for the three months  ended March 31, 2007 and 2008, respectively. The unamortized stock-based expense for restricted stock awards was $1.1 million at  March 31,  2008.

A summary of all restricted stock activity during the three months ended March 31, 2008 is as follows:

Restricted shares outstanding, December 31, 2007	126,000
Shares granted	0
Shares vested	(27,500)
Shares forfeited	0
Restricted shares outstanding, March 31, 2008	98,500

Stock Options

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

The following is a summary of stock option activity as of March 31, 2008, and changes during the three months ended March 31, 2008.

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2007	8,131,300	6.20	3.3	22,983,000
Granted	—	—
Exercised	500	6.00
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2008	8,130,800	6.20	3.1	18,637,420
Vested and Exercisable at March 31, 2008	7,167,050	5.93	3.0	17,732,170

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008.

			Options Outstanding and Exercisable
			as of March 31, 2008
			Options Outstanding		Options Exercisable
			Weighted	Weighted
		Number	Average	Average	Number	Weighted
Range of		Outstanding	Remaining	Exercise	Exercisable	Average
Exercise Prices		As of 03/31/08	Contractual	Price	As of 03/31/078	Exercise Price
$4.01	$5.00	395,000	0.68	$4.50	395,000	$4.50
$5.01	$6.00	6,735,800	3.08	$6.00	6,649,550	$6.00
$6.01	$7.00	490,000	3.94	$6.50	122,500	$6.50
$9.01	$10.00	510,000	4.21	$9.90	—	—
$4.01	$10.00	8,130,800	3.08	$6.20	7,167,050	$5.93

The stock-based compensation expense from stock options for the three months ended March 31, 2007 and  2008 totaled $32,000 and $179,000, respectively. The unamortized stock-based compensation expense from stock options as of March 31, 2008 is $2.2 million.

No stock options were granted in the three months ended March 31, 2008 and the weighted-average grant date fair value of options granted during the three months ended March 31, 2007 was $2.00. The fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 4.33%, (2) an expected life of five years, (3) expected volatility of 33%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. Because there was no public market for our common stock and in accordance with SFAS 123R, we used the calculated method to determine volatility for the three months ended March 31, 2007.

6.             Segment Information

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three-month periods ended March 31, 2007 and 2008. Net revenue by geographic area was as follows:

(In thousands, except percentage data)

	Three Months Ended
	March 31,
	2007		2008
Geographic area	Amount	Percent	Amount	Percent
United States	$35,574	79.5%	$47,325	76.4%
International	9,150	20.5%	14,604	23.6%

Total	$44,724	100.0%	$61,929	100.0%

7.                                      Concentrations

Purchases from two vendors amounted to $5.6 million and $2.5 million representing 21.5% and 13.2% of the total purchases during the three months ended March 31, 2007 and 2008, respectively. Outstanding accounts payable to the two vendors totaled $1.8 million and $1.4 million as of December 31, 2007 and March 31, 2008, respectively. Loss of either of these vendors is not expected to have a significant negative impact on the operations of the Company.

8.                                      Related Party Transaction

During the three months ended March 31, 2007 and 2008, we purchased approximately 7.0% and 3.2%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns 1,228,000 shares of our common stock as of December 31, 2007. For the three months ended March 31, 2008 we earned approximately $482,000 from LA Jewelers relating to co-op marketing contributions and $127,000 was unamortized as of March 31, 2008.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the three months ended March 31, 2008, we recognized $141,000 under this agreement, which was outstanding and accrued as of March 31, 2008.

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

We had been under examination by the Internal Revenue Service for the 2004, 2005 and 2006 tax years. The examination was  concluded as of December 31, 2007 and final settlement was approximately $35,000, including interest and penalties.

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

In line with our growth plans, we have completed a major upgrade of our auction platform at the end of 2007. The new auction LiveBid system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system touts high availability, faster end-user response time and greater scalability among the key features delivered in this release. We have leveraged this new software solution to launch additional site features and the new online retail store. We plan on launching more site features and foreign language versions of our website.

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

Revenue Recognition

We derive our revenue from four sources: merchandise sales, which includes wholesale sales, shipping revenue, auction transaction fee revenue and other revenue. In accordance with SAB 104, we recognize revenue from all four sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

We recognize merchandise sales upon shipments made to consumers that are fulfilled from our warehouse. We require payment before we ship and the payment is generally made online by credit card or other electronic payment methods. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns and chargebacks from customers.

We report shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As such, in the Statements of Income all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

We include auction transaction fee revenue in net revenue. The 3% auction transaction fee is applied to all merchandise sales, including shipping and handling, but not to sales tax.

Other revenue consists of commissions revenue. We derive commission revenue from sales of Certified Merchant merchandise that is owned by third parties and recognize only the commission portion of the price our customers pay for the purchased products because we are acting as an agent in such transactions.

We present sales tax liability on a net basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-03.  Sales are not grossed up with the attendant taxes and deducted as a separate line item. The EITF becomes effective for interim and annual reporting periods beginning after December 15, 2006.

Cost of Revenue

Cost of revenue includes product costs, inbound and outbound shipping charges, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other electronic payment fees, and is recorded in the same period in which related revenue has been recorded. The cost of revenue is reduced by amortized co-op marketing contributions from our vendors.

Outbound shipping costs on merchandise sales totaled $2.3 million and $3.1 million in the three months ended March 31, 2007 and 2008, respectively.

Returns and Allowances Reserve

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

Inventories

Inventories consist mainly of merchandise purchased for resale and are stated at the lower of first-in, first-out (FIFO) cost or  market.

Inventory Reserve

The unique nature of our business model where customers set the prices they are willing to pay may result in items selling below our cost, and we provide reserves against our inventory equal to the difference between the average selling price and the cost of inventory if the average selling price is lower than the cost of inventory held for one year or less. We provide reserves for obsolescence and slow moving inventory at 100% of the cost of inventory held for more than one year.

Inventory Co-op Marketing Contributions

In the third quarter of 2007, we started to bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. In accordance with EITF 02-16:  Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, the co-op marketing contributions that cannot be identified specifically to benefit the vendors are a reduction in cost of sales and will result in an increase in gross profit. We cannot specifically identify the benefits to each vendor, consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three months ended March 31,  2008, we have recognized $3.6 million of co-op marketing contributions. Approximately $3.3 million remain unamortized and is included as an offset to inventory at March 31, 2008. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $1.5 million at March 31, 2008.

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

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2007	2008

Net revenue	100.0%	100.0%
Gross profit	24.9	29.1
Operating expenses:
General & administrative	10.8	9.5
Sales & marketing	5.8	6.8
Depreciation & amortization	0.2	0.3
Total operating expenses	16.8	16.6
Income from operations	8.1	12.5
Interest income	0.0	0.0
Interest expense	0.2	0.0
Income tax expense	0.2	5.1
Net income	7.7%	7.4%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from shipping and handling, auction transaction fee, wholesale merchandise sales and other revenue. We have commenced making wholesale merchandise sales in the first quarter of 2008.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2007	2008

Merchandise sales	85.9%	78.2%
Wholesale merchandise sales	—	6.8
Shipping & handling	10.8	11.8
Transaction fees	3.1	3.0
Commisions	0.2	0.2
Total net revenue	100.0%	100.0%

Gross Profit

Our gross profit consists of net revenue less the cost of revenue. Our cost of revenue consists of the cost of merchandise sold to customers, amortized co-op marketing contributions from vendors, inbound and outbound shipping costs, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other transaction fees associated with payments.

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

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2008

Net income in the three months ended March 31, 2008 was $4.6 million, or $0.19 and $0.18 per basic and diluted share, respectively, and net income in the three months ended March 31, 2007 was $3.4 million, or $0.15 and $0.14 per basic and diluted share, respectively. Net revenue increased by 38.5% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 while the net income increased by 34.1% over the same period. The increase in net income was due primarily to the increase in revenue and gross profit margins as a percentage of revenue offset by a higher income tax expense.

Net Revenue

Net revenue increased 38.5% to $61.9 million in the three months ended March 31, 2008 from $44.7 million in the three months ended March 31, 2007. This increase in net revenue was due primarily to the growth in demand for our jewelry products and the increase in average sales amount per order. We have also commenced selling merchandise wholesale in the first quarter of 2008 which accounted for $4.2 million in revenue for the three months ended March 31, 2008.

We anticipate that net revenue will be lower for the second and third quarters of 2008 compared to the first quarter ended March 31, 2008 as the second and third quarters are seasonally weak periods for jewelry sales.

Gross Profit

Gross profit increased 62.1% to $18.0 million in the three months ended March 31, 2008 from $11.1 million in the three months ended March 31, 2007. The increase in gross profit resulted from the increase in sales revenue which rose by 38.5% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 and the increase in gross profit margin to 29.1% in three months ended March 31, 2008 from 24.9% in the three months ended March 31, 2007.

The increase in gross profit as a percentage of net revenue resulted primarily from more effective purchasing and co-op marketing contributions from vendors that commenced in July 2007. Gross profit margins benefited from the amortized co-op marketing contributions that reduced our cost of sales by $3.6 million or 5.9% of net revenue in the three months ended March 31, 2008.

General and Administrative Expenses

General and administrative expenses increased 22.0% to $5.9 million in the three months ended March 31, 2008 from $4.8 million in three months ended March 31, 2007. The increase in general and administrative expenses was due to our overall growth and includes increases in payroll and payroll related expenses and administrative expenses. General and administrative expenses as a percentage of net revenue decreased to 9.5% in the three months ended March 31, 2008 from 10.8% in the three months ended March 31, 2007.

Sales & Marketing Expenses

Sales and marketing expenses increased 61.5% to $4.2 million in the three months ended March 31, 2008 from $2.6 million in the three months ended March 31, 2007. Sales and marketing expenses as a percentage of net revenue increased to 6.8% in the three months ended March 31, 2008 from 5.8% in the three months ended March 31, 2007.

Income Tax Expense

Income tax expense increased to $3.2 million in the three months ended March 31, 2008 from $95,000 in the three months ended March 31, 2007 and the effective tax rate increased to 40.7% from 2.7%. During 2007, we utilized all of our loss carryforwards and therefore became fully taxable in 2008.

Additional Quarterly Data

	Three Months Ended March 31,
	2007	2008

Average gross selling price per order	$154	$182
Average orders per day	3,317	3,734
Average items sold per day	9,482	12,186
Acquisition costs per new buyer	$45	$50
Number of new buyers	58,056	83,179

Wholesale merchandise sales is excluded in computing additional quarterly data.

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

As of March 31, 2008, we had a working capital surplus of $31.0 million and have no long-term debt obligations. Net cash provided by operating activities was $11.7 million in the three months ended March 31, 2008 compared to net cash used of $3.7 million in the three months ended  March 31, 2007. Cash in the three months ended March 31, 2008 was primarily affected by changes in net income, accounts receivable, inventories and accounts payable and in the three months ended March 31, 2007 was primarily affected by changes in net income, inventories, accounts payable and deferred revenue.

We recorded net income of $4.6 million in the three months ended  March 31, 2008 compared to $3.4 million in the three months ended  March 31, 2007. Cash flows from net income were used to meet our working capital requirements. In the three months ended March 31, 2008, accounts receivable increased by $2.6 million, inventories decreased by $22.0 million and accounts payable decreased by $14.4 million. In the three months ended  March 31, 2007, inventories decreased by $1.5 million, accounts payable decreased by $7.5 million and deferred revenue decreased by $2.0 million. Inventories and accounts payable is affected by our revenue growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins and the current revenue trend; and the need to manage our inventory more efficiently.

Net cash used in investing activities was $203,000 in the three months ended  March 31, 2008 compared to $227,000 in the three months ended  March 31, 2007. During the three months ended March 31, 2007 and 2008, respectively, net cash used for investing activities related mainly to capital expenditures for office and computer equipment and software.

In the three months ended March 31, 2008, net cash of $9.7 million were used in financing acitivies when $5.9 million was used to repay our revolving credit facility and $3.8 million was used to repurchase our common stock shares. In the three months ended

March 31, 2007, $3.7 million were provided by financing activities when we utilized our revolving credit line for $3.7 million.

We believe that cash and cash equivalents currently on hand, cash flows from operations and the availability of a $25 million revolving line of credit will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure, and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventory we carry; acquisition and relocation to a new corporate office; and other factors relating to our business. Enhancement of our website, network infrastructure, and transaction processing systems will require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We anticipate increasing our system expenditures to accommodate these needs in the future. We may require additional financing in the future in order to execute our operating plan and we may not be able to obtain such financing. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt and equity.

Lease Obligations

The following table presents our contractual obligations at December 31, 2007, over the next five years and thereafter (in thousands):

	Total						After 5
Payments by Period	Amount	2008	2009	2010	2011	2012	Years
Property lease	$2,576	$1,128	$987	$173	$173	$115	$—

We are obligated for the lease of our office and warehouse space. We lease a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse space in Culver City, California. The leases expires in October 2009 and August 2012, respectively.

Reclassification

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of  March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time subject to various other legal proceedings and claims arising in the ordinary course of business.  We do not expect that the outcome in any currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flow.

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

The market price of our common stock has been subject to significant fluctuations and these fluctuations could continue. Some factors that could affect the market price of our common stock are as follows:

•                  actual or anticipated changes in our operating results,

•                  changes in research analysts recommendations or estimates of financial performance,

•                  changes in market valuation of similar companies, economic  and general market conditions,

•                  announcements of significant contracts, company developments, commercial relationships, banking credit facilities, capital commitments, acquisitions or joint ventures,

•                  issuance of additional shares of common stock or other securities, and

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

We do not have a guaranteed supply of jewelry products, and we have a concentration of inventory purchases from our top two suppliers.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top two suppliers accounted for approximately 42.1%, 31.1% and 24.0 % of our total purchases in 2005, 2006, and 2007, respectively. In the three months ended March 31, 2007 and 2008, our top two suppliers accounted for approximately 21.5% and 13.2% of our total purchases for the quarters, respectively.

We may give substantial deposits of inventory to our manufacturing vendors to produce finished jewelry products.

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

We may not be able to accommodate any substantial growth in traffic or user demand on our website, network infrastructure, and transaction processing systems in a timely manner or without substantial costs. If we are unable to upgrade our existing technology, network infrastructure, and transaction processing systems to accommodate any increased sales volume, our potential customers may be dissatisfied and may purchase merchandise from our competitors. We may also fail to provide enough capacity in our customer service and sales support functions to provide a high level of customer service. A failure to implement new systems and increase customer service capacity effectively could adversely affect our sales. Enhancement of our website, network infrastructure, and transaction processing systems will require us to spend a significantly higher amount than we have in the past. Moreover, to date, our spending in these areas as a percentage of revenue has been lower than industry averages. We have increased significantly in 2007 our system expenditures to accommodate these needs.

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

Our founder, executive officers, and directors together own approximately 33.7% of our common stock as of March 31, 2008. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman, President and Chief Executive Officer, owns an additional 31.2% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2.           UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES

No stock awards and stock options were granted during the three months ended March 31, 2008.

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended March 31, 2008:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2008	Purchased	Share	Program	Program (1)
January 1 – January 31	38,270	$7.59	138,270	$3,823,576
February 1 – February 29	—	—	138,270	$18,823,576
March 1 – March 31	433,827	$8.11	572,097	$15,306,389
Total	472,097

(1)                                  In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

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

Dated: May 6, 2008