Form 10-Q
period 2008-06-30
Bidz.com, Inc.
filed 2008-08-05
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of July 31, 2008: 23,605,516

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	December 31,	June 30,
	2007	2008
		(Unaudited)
Assets
Current assets:
Cash	$4,808	$618
Accounts receivable	2,275	1,452
Inventories, net of reserves of $1,075 and $509 at December 31, 2007 and June 30, 2008, respectively	56,686	54,732
Other current assets	5,958	4,118
Total current assets	69,727	60,920
Property and equipment, net	1,323	1,401
Intangible asset	161	161
Deposits	104	104
Total assets	$71,315	$62,586

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$5,924	$5,597
Accounts payable (includes related party amounts of $5,050 and $2,336 at December 31, 2007 and June 30, 2008, respectively)	26,400	18,362
Accrued expenses	4,509	3,421
Deferred revenue	2,900	1,663
Total current liabilities	39,733	29,043

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2007 and June 30, 2008, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 24,556,354 and 23,708,057 at December 31, 2007 and June 30, 2008, respectively	25	25
Additional paid in capital	35,875	29,232
Shares held in treasury, at cost; 100,000 and 54,000 shares at December 31, 2007 and June 30, 2008, respectively	(886)	(502)
Retained earnings (accumulated deficit)	(3,432)	4,788
Total stockholders’ equity	31,582	33,543

	$71,315	$62,586

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net revenue:
Merchandise sales	$39,049	$54,815	$83,688	$116,626
Other revenue	74	171	159	289
	39,123	54,986	83,847	116,915
Cost of revenue	28,249	39,668	61,845	83,561
Gross profit	10,874	15,318	22,002	33,354
Operating expenses:
General and administrative	4,985	5,680	9,828	11,587
Sales and marketing	2,019	3,131	4,619	7,330
Depreciation and amortization	113	172	187	334
Total operating expenses	7,117	8,983	14,634	19,251
Income from operations	3,757	6,335	7,368	14,103
Other income - interest income	3	10	4	23
Other expense - interest (expense)	(82)	(80)	(164)	(91)
Income before income tax expense	3,678	6,265	7,208	14,035
Income tax expense	763	2,650	858	5,815
Net income	$2,915	$3,615	$6,350	$8,220

Net income per share available to common shareholders - basic	$0.13	$0.15	$0.27	$0.34
Net income per share available to common shareholders - diluted	$0.12	$0.14	$0.27	$0.32
Weighted average number of shares outstanding - basic	23,272,386	23,828,186	23,259,260	24,183,225
Weighted average number of shares outstanding - diluted	24,147,118	25,739,058	23,892,554	25,822,351

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2008

Cash flows provided by (used for) operating activities:
Net income	$6,350	$8,220

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	187	334
Change in inventory reserve	329	(566)
Stock-based compensation	250	534
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	413	823
Inventories	8,832	2,520
Other current assets	231	1,840
Increase (decrease) in liabilities:
Accounts payable	(8,893)	(8,038)
Accrued expenses	427	(1,088)
Deferred revenue	(2,125)	(1,237)
Net cash provided by operating activities	6,001	3,342

Cash flows provided by (used for) investing activities:
Capital expenditures	(1,019)	(431)
Disposal of fixed assets	—	19
Net cash (used for) investing activities	(1,019)	(412)
Cash flows provided by (used for) financing activities:
Revolving credit line	(3,625)	(327)
Repurchase of common stock	—	(6,965)
Proceeds from exercise of stock options	67	130
Tax benefit from exercise of stock options	—	42
Net cash (used for) financing activities	(3,558)	(7,120)

Net increase (decrease) in cash	1,424	(4,190)
Cash, beginning of period	359	4,808
Cash, end of period	$1,783	$618

Supplemental disclosure of cash flow information:

Interest paid	$164	$91

Income taxes paid	$492	$6,472

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2008

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2007 filed in the Annual Report on Form 10-K by the Company on March 12, 2008 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of June 30, 2008 and the results of operations for the three month and six month periods ended June 30, 2007 and 2008 and the cash flows for the three month and six month periods ended June 30, 2007 and 2008.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. In June 2006, we reincorporated in Delaware. and with our principle location of business in Los Angeles. We operate a website located at www.bidz.com and www.buyz.com for the purpose of selling merchandise, utilizing our unique sales auction and fixed price platforms.

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia. Revenue generated from the United States accounted for approximately 77.3% and 74.9% of net revenue for the three months ended June 30, 2007 and 2008, respectively and 78.5% and 75.7% of net revenue for the six months ended June 30, 2007 and 2008, respectively.

Recent Developments

On June 27, 2008, we were added to the Russell 2000, 3000, Microcap and Global Indices.

In June 2008, we announced that we plan to launch our website translated into Arabic in the third quarter of 2008 to complement the English and Spanish language versions of our website. In April 2008, we announced the launch of our online retail store, Buyz.com, which offers jewelry at a fixed price.

In February 2008, our Board of Directors authorized an increase in the open market stock buyback program of its outstanding common stock to $20 million from $5 million. The stock buyback will be at prices deemed appropriate by management over a 24 month period. As of July 31, 2008, we have purchased a cumulative total of 1,024,000 shares for $8.8 million, and 983,000 shares have been retired which reduced our number of shares outstanding.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159 (“FAS 159”) which expanded FAS No. 157, “Fair Value Measurements ,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 159 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on our financial statements.

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

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method excluding the impact of pro forma deferred tax benefits for the three month and six month periods ended June 30, 2007 and including the impact of pro forma deferred tax benefits for the three month and six month periods ending June 30, 2008.  The following table sets forth the computation of basic and diluted net income per share.

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Basic and diluted net income per share:
Numerator:
Net income	$2,915	$3,615	$6,350	$8,220
Denominator:
Weighted common shares outstanding	23,272,386	23,828,186	23,259,260	24,183,225
Effect of dilutive securities	874,732	1,910,872	633,294	1,639,126
Denominator for diluted calculation	24,147,118	25,739,058	23,892,554	25,822,351
Net income per share, basic	$0.13	$0.15	$0.27	$0.34
Net income per share, diluted	$0.12	$0.14	$0.27	$0.32

3.             Inventories

Inventories, which are pledged as collateral for our revolving line of credit, consist of the following (In thousands):

	December 31, 2007	June 30, 2008 (unaudited)

Fine jewelry, watches and other	$53,054	$53,817
Loose diamonds and semi-precious stones	4,392	1,157
Prepaid inventory	94	218
Inventory with manufacturing vendors	221	49
Product inventories	57,761	55,241
Less: Inventory reserve	(1,075)	(509)
	$56,686	$54,732

4.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank (Bank of America) to provide working capital financing secured by inventories and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10 million. During the first quarter of 2008 we successfully increased the limit to $25 million. The revolving credit line agreement expires in July of 2010. As of June 30, 2008, there was $5.6 million outstanding balance under the revolving credit line. Under the terms and conditions of the revolving credit line agreement, the Company is subject to certain restrictive covenants for which it is in compliance at June 30, 2008.

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

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the three months and six months ended June 30, 2007 and 2008, respectively, reflect the impact of adopting SFAS 123R.

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

Stock Awards

We awarded and issued as director compensation a total of 18,750 shares of common stock for the six months ended June 30, 2007. Two of our non-employee directors, Man Jit Singh and Peter Hanelt, received stock awards of 8,750 and 10,000 shares, respectively. The fair market value of the shares granted was $6.00 per share, which was determined based on a combination of factors that included recent share transactions between shareholders and an independent valuation of the Company. No stock awards were granted in the three months ended June 30, 2007 and 2008 and in the six months ended June 30, 2008. The stock-based expense from stock award grants for the three months ended June 30, 2007 and 2008 totaled $0 and $0, respectively, and in the six months ended June 30, 2007 and 2008 totaled $112,000 and $0, respectively.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $11,000 and  $88,000 for the three months ended June 30, 2007 and 2008, respectively, and totaled $11,000 and $176,000 in the six months ended June 30, 2007 and 2008, respectively. The unamortized stock-based expense for restricted stock awards was $964,000 at June 30, 2008.

A summary of all restricted stock activity during the six months ended June 30, 2008 is as follows:

Restricted shares outstanding, December 31, 2007	126,000
Shares granted	—
Shares vested	(27,500)
Shares forfeited	—
Restricted shares outstanding, June 30, 2008	98,500

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

The following is a summary of stock option activity as of June 30, 2008, and changes during the six months ended June 30, 2008.

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2007	8,131,300	6.20	3.3	22,983,000
Granted	—	—
Exercised	(21,000)	6.21
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2008	8,110,300	6.20	2.8	20,948,763
Vested and Exercisable at June 30, 2008	7,274,050	5.99	2.7	19,902,850

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008.

			Options Outstanding and Exercisable
			as of June 30, 2008
			Options Outstanding		Options Exercisable
			Weighted	Weighted
		Number	Average	Average	Number	Weighted
Range of		Outstanding	Remaining	Exercise	Exercisable	Average
Exercise Prices		As of 06/30/08	Contractual	Price	As of 06/30/08	Exercise Price
$4.01	$5.00	392,300	0.43	$4.50	392,300	$4.50
$5.01	$6.00	6,735,000	2.83	$6.00	6,648,750	$6.00
$6.01	$7.00	473,000	3.69	$6.50	105,500	$6.50
$9.01	$10.00	510,000	3.96	$9.90	127,500	$9.90
$4.01	$10.00	8,110,300	2.83	$6.20	7,274,050	$5.99

The stock-based compensation expense from stock options in the three months ended June 30, 2007 and  2008 totaled $95,000 and $179,000, respectively and in the six months ended June 30, 2007 and 2008 totaled $127,000 and $358,000, respectively. The unamortized stock-based compensation expense from stock options as of June 30, 2008 is $2.0 million.

No stock options were granted in the six months ended June 30, 2008 and the weighted-average grant date fair value of options granted during the six months ended June 30, 2007 was $2.59. The fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 4.3%-4.9%, (2) an expected life of four to five years, (3) expected volatility of 31%-33%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%.

6.             Segment Information

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three month and six month periods ended June 30, 2007 and 2008. Net revenue by geographic area was as follows:

(In thousands, except percentage data)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Geographic	2007		2008		2007		2008
area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$30,245	77.3%	$41,167	74.9%	$65,819	78.5%	$88,492	75.7%
International	8,878	22.7%	13,819	25.1%	18,028	21.5%	28,423	24.3%
Total	$39,123	100.0%	$54,986	100.0%	$83,847	100.0%	116,915	100.0%

7.                                      Concentrations

Purchases from two vendors amounted to $5.5 million and $5.4 million representing 30.6% and 9.4% of the total purchases during the three months ended June 30, 2007 and 2008, respectively, and $10.1 million and $6.9 million representing 23.2% and 9.0% of the total purchases during the six months ended June 30, 2007 and 2008, respectively. Outstanding accounts payable to the two vendors totaled $1.8 million and $486,000 as of December 31, 2007 and June 30, 2008, respectively. Loss of either of these vendors is not expected to have a significant negative impact on the operations of the Company.

8.                                      Related Party Transaction

During the three months ended June 30, 2007 and 2008, we purchased approximately 22.5% and 4.2%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns 1,228,000 shares of our common stock as of June 30, 2008. During the six months ended June 30, 2007 and 2008, we purchased approximately 13.3% and 3.9%, respectively. In the three months and six months ended June 30, 2008 we earned approximately $131,000 and $613,000, respectively from LA Jewelers relating to co-op marketing contributions and $93,000 was unamortized as of June 30, 2008.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. In the three months and six months ended June 30, 2008, we recognized $81,000 and $222,000, respectively under this agreement and $16,000 was outstanding and accrued at June 30, 2008.

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

Cartier v. Bidz.com

We are a defendant in a lawsuit filed by Cartier, and Cartier International, B.V., in the United States District Court Southern District of New York in April 2006. The lawsuit alleges that Cartier has proprietary rights, including trade dress, patents, trademarks, copyrights and others, in watch designs known as a Tank, Tank Francaise, Tank Americaine, Panthere and Pasha De Cartier Grille, and Tank Devan, and further alleges that we have infringed upon those rights by selling watches bearing copies of one or more of the watch designs. We intend to defend the lawsuit vigorously. We do not believe the outcome of the case will have a materially adverse effect on our financial position.  The court has set a trial date in September 2008.

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

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout and regular jewelry merchandise, and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

In addition to our auction site we have a fixed pricing format that offers similar merchandise as those listed for auction.  This online store provides us access to different types of consumers and we will plan to offer customers the ability to design their own jewelry including diamond earrings and rings in the near future.

Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; and watches. We believe we are the second largest online retailer of jewelry based on revenue and the largest online jewelry auction site based on web traffic.

We sell to consumers looking for reliable bargains on jewelry. Because we purchase and retain all of our jewelry inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We operate in a highly competitive market with low barriers to entry. By selling our own merchandise, we provide a buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from third-party sellers. We also provide a 15-day return policy on all merchandise. We believe that many of our customers resell merchandise that they purchase from our auctions on eBay, at local auctions, and through other retail channels. Our auctions and fixed price sales are conducted 24 hours a day, seven days a week. We also offer daily telephone customer support, 24-hour online live-help and e-mail customer support.

In line with our growth plans, we have completed a major upgrade of our auction platform at the end of 2007. The new auction LiveBid system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system touts high availability, faster end-user response time and greater scalability among the key features delivered in this release. We have leveraged this new software solution to launch additional site features and the new online retail store. We have launched the Spanish version of our website in the second quarter of 2008 and will plan on launching more site features and foreign language versions of our website in the future.

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

Revenue Recognition

We derive our revenue from four sources: merchandise sales, which include wholesale merchandise sales, shipping revenue, auction transaction fee revenue and other revenue. In accordance with SAB 104, we recognize revenue from all four sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

For sales through our website, we recognize merchandise sales upon shipments made to consumers that are fulfilled from our warehouse. We require payment before we ship and the payment is generally made online by credit card or other electronic payment methods. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns and chargebacks from customers. For wholesale merchandise sales, we recognize sales when the merchandise is delivered to the customer and credit terms may be offered to such customers.

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

Other revenue consists primarily of commissions we derive from hosting sales of Certified Merchant merchandise that is owned by third parties and we recognize only the commission portion of the price our customers pay for the purchased products because we are acting as an agent in such transactions.

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

Outbound shipping costs on merchandise sales totaled $2.1 million and $2.6 million in the three months ended June 30, 2007 and 2008, respectively, and $4.3 million and $5.6 million in the six months ended June 30, 2007 and 2008, respectively.

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

Inventory Reserve

The unique nature of our business model where customers set the prices they are willing to pay may result in items selling below our cost, and we provide reserves against our inventory based on the difference between the average selling price and the cost of inventory if the average selling price is lower than the cost of inventory. We also provide reserves for obsolescence and slow moving inventory.

Inventory Co-op Marketing Contributions

In the third quarter of 2007, we started to bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. In accordance with EITF 02-16:  Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, the co-op marketing contributions that  cannot be identified specifically to benefit the vendors are a reduction in cost of sales and will result in an increase in gross profit. We cannot specifically identify the benefits to each vendor, consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. In the three months and six months ended June 30, 2008, we have recognized $2.8 million and $6.7 million, respectively, of co-op marketing contributions. Approximately $3.5 million remain unamortized and is included as an offset to inventory at June 30, 2008. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $1.2 million at June 30, 2008.

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

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	27.8	27.9	26.2	28.5
Operating Expenses:
General & Administrative	12.7	10.3	11.7	9.9
Sales & Marketing	5.2	5.7	5.5	6.3
Depreciation & Amortization	0.3	0.3	0.2	0.3
Total Operating Expenses	18.2	16.3	17.4	16.5
Profit from Operations	9.6	11.6	8.8	12.0
Interest income	0.0	0.0	0.0	0.0
Interest expense	0.2	0.1	0.2	0.1
Income tax expense	2.0	4.9	1.0	4.9
Net Income	7.4%	6.6%	7.6%	7.0%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales, shipping and handling, auction transaction fee and other revenue. We have commenced making wholesale merchandise sales in the first quarter of 2008.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Merchandise sales	83.9%	70.9%	85.0%	74.8%
Wholesale merchandise sales	—	15.3	—	10.8
Shipping & handling	12.8	10.9	11.7	11.4
Transaction fee	3.1	2.6	3.1	2.8
Other revenue	0.2	0.3	0.2	0.2
Total net revenue	100.0%	100.0%	100.0%	100.0%

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

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2008

Net income in the three months ended June 30, 2008 was $3.6 million, or $0.15 and $0.14 per basic and diluted share, respectively, and net income in the three months ended June 30, 2007 was $2.9 million, or $0.13 and $0.12 per basic and diluted share, respectively. Net revenue increased by 40.5% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 while the net income increased by 24.0% over the same period. The increase in net income was due primarily to the increase in revenue and gross profit offset by a higher operating and income tax expenses.

Net Revenue

Net revenue increased 40.5% to $55.0 million in the three months ended June 30, 2008 from $39.1 million in the three months ended June 30, 2007. This increase in net revenue was due primarily to the growth in demand for our jewelry products, the increase in average sales amount per order and the wholesale merchandise sales in the three months ended June 30, 2008 which accounted for $8.4 million in revenue.

We expect that significant wholesale activities will become a regular part of our ongoing business, particularly in the current economy where we are likely to be presented with opportunities in the wholesale market. We have recently provided in a press release, revenue guidance of $55 million to $58 million for the third quarter 2008, which will include significant wholesale merchandise sales.

Gross Profit

Gross profit increased by $4.4 million or 40.9% to $15.3 million in the three months ended June 30, 2008 from $10.9 million in the three months ended June 30, 2007. The increase in gross profit resulted from the increase in sales revenue which rose by 40.5% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Gross profit benefited from the amortized co-op marketing contributions that reduced our cost of sales by $2.8 million or 5.2% of net revenue in the three months ended June 30, 2008.

Gross profits on wholesale merchandise sales typically generate lower gross margins compared to online merchandise sales.  Projected gross profit margins for wholesale merchandise sales are generally significantly lower than for online merchandise sales.  However, the net operating margin contribution from wholesale merchandise sales is advantageous because operating expenses associated with wholesale transactions are minimal.

General and Administrative Expenses

General and administrative expenses increased $695,000 or 13.9% to $5.7 million in the three months ended June 30, 2008 from $5.0 million in three months ended June 30, 2007. The increase in general and administrative expenses was due to our overall growth and includes increases in payroll and payroll related expenses and administrative expenses. General and administrative expenses as a percentage of net revenue decreased to 10.3% in the three months ended June 30, 2008 from 12.7% in the three months ended June 30, 2007.

Sales & Marketing Expenses

Sales and marketing expenses increased by $1.1 million or 55.1% to $3.1 million in the three months ended June 30, 2008 from $2.0 million in the three months ended June 30, 2007. Sales and marketing expenses as a percentage of net revenue increased to 5.7% in the three months ended June 30, 2008 from 5.2% in the three months ended June 30, 2007.

Income Tax Expense

Income tax expense increased to $2.7 million in the three months ended June 30, 2008 from $763,000 in the three months ended June 30, 2007 and the effective tax rate increased to 42.3% from 20.7%. During 2007, we utilized all of our loss carryforwards and therefore became fully taxable in 2008.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2008

Net income in the six months ended June 30, 2008 was $8.2 million and net income per basic and diluted share was $0.34 and $0.32, respectively. In the six months ended June 30, 2007, net income was $6.3 million, or $0.27 per basic and diluted share. Net revenue increased by 39.4% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 while the net income increased by 29.4% over the same period. The increase in net income was due primarily to the increase in net revenue and higher gross profit margins offset by a higher operating and income tax expense.

Net Revenue

Net revenue increased by $33.1 million or 39.4% to $116.9 million in the six months ended June 30, 2008 from $83.8 million in the six months ended June 30, 2007. This increase in net revenue was due primarily to the growth in demand for our jewelry products, the increase in average dollar amount per order and the wholesale merchandise sales in the six months ended June 30, 2008 which accounted for $12.6 million in revenue.

Gross Profit

Gross profit increased by $11.3 million or 51.6% to $33.3 million in the six months ended June 30, 2008 from $22.0 million in the six months ended June 30, 2007. The increase in gross profit resulted from the increase in gross profit as a percentage of net sales to 28.5% for the six months ended June 30, 2008 compared to 26.2% for the six months ended June 30, 2007 and from the increase in net revenue which rose by $33.1 million for the same period. Gross profit benefited from the amortized co-op marketing contributions that reduced our cost of sales by $6.7 million or 5.7% of net revenue in the six months ended June 30, 2008.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million or 17.9 % to $11.6 million in the six months ended June 30, 2008 from $9.8 million in the six months ended June 30, 2007. The increase in general and administrative expenses was primarily due to the increase in payroll and payroll related expenses and administrative expenses. General and administrative expenses as a percentage of net revenue decreased to 9.9% in the six months ended June 30, 2008 from 11.7% in the six months ended June 30, 2007.

Sales & Marketing Expenses

Sales and marketing expenses increased by $2.7 million or 58.7 % to $7.3 million in the six months ended June 30, 2008 from $4.6 million in the six months ended June 30, 2007. Sales and marketing expenses as a percentage of net revenue increased to 6.3% in the six months ended June 30, 2008 from 5.5% in the six months ended June 30, 2007. We continue to expect our sales and marketing expenses to increase in absolute dollars in future periods, as we intend to continue increasing our online marketing campaigns in order to attract new customers.

Income Tax Expense

Income tax expense increased to $5.8 million in the six months ended June 30, 2008 from $858,000 in the six months ended June 30, 2007 and the effective tax rate increased to 41.4% from 11.9%. During 2007, we utilized all of our loss carryforwards and therefore became fully taxable in 2008.

Additional Quarterly Data

	Quarter Ended
	March 31,	June 30,	March 31,	June 30,
	2007	2007	2008	2008

Average selling price per order (gross)	$154	$171	$182	$183
Average orders per day	3,317	2,678	3,734	3,023
Average items sold per day	9,482	8,678	12,186	10,082
Acquisition costs per new buyer	$45	$38	$50	$48
Number of new buyers	58,056	53,637	83,179	64,882

Wholesale merchandise sales are excluded in computing additional quarterly data.

Liquidity and Capital Resources

The significant components of our working capital are inventory and liquid assets such as cash and accounts receivable, reduced by revolving credit line, accounts payable, accrued expenses and deferred revenue. Our business model contains beneficial working capital characteristics: while we collect cash from sales to customers within several business days of the related online payment, we typically have extended payment terms with our suppliers.

As of June 30, 2008, we had a working capital surplus of $31.9 million and have no long-term debt obligations. Net cash provided by operating activities was $3.3 million in the six months ended June 30, 2008 compared to net cash provided of $6.0 million in the six months ended June 30, 2007. Cash in the six months ended June 30, 2008 was primarily affected by changes in net income, inventories and accounts payable and in the six months ended June 30, 2007 was primarily affected by changes in net income, inventories, accounts payable and deferred revenue.

We recorded net income of $8.2 million in the six months ended June 30, 2008 compared to $6.3 million in the six months ended June 30, 2007. Cash flows from net income were used to meet our working capital requirements. In the six months ended June 30, 2008, inventories decreased by $2.5 million and accounts payable decreased by $8.0 million. In the six months ended June 30, 2007, inventories decreased by $8.8 million, accounts payable decreased by $8.9 million and deferred revenue decreased by $2.1 million. Inventories and accounts payable is affected by our revenue growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins and the current revenue trend; and the need to manage our inventory more efficiently.

Net cash used in investing activities was $412,000 in the six months ended June 30, 2008 compared to $1.0 million in the six months ended June 30, 2007. During the six months ended June 30, 2007 and 2008, respectively, net cash used for investing activities related mainly to capital expenditures for office and computer equipment and software.

In the six months ended June 30, 2008, net cash of $7.1 million were used in financing activities when $7.0 million was used to repurchase our common stock shares. In the six months ended June 30, 2007, $3.6 million were used for financing activities when $3.6 million was used to repay our revolving credit line.

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

We are obligated for the lease of our office and warehouse space. We lease a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse space in Culver City, California. The leases expire in October 2009 and August 2012, respectively.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Cartier v. Bidz.com

We are a defendant in a lawsuit filed by Cartier, and Cartier International, B.V., in the United States District Court Southern District of New York in April 2006. The lawsuit alleges that Cartier has proprietary rights, including trade dress, patents, trademarks, copyrights and others, in watch designs known as a Tank, Tank Francaise, Tank Americaine, Panthere and Pasha De Cartier Grille, and Tank Devan, and further alleges that we have infringed upon those rights by selling watches bearing copies of one or more of the watch designs. We intend to defend the lawsuit vigorously. We do not believe the outcome of the case will have a materially adverse effect on our financial position. The court has set a trial date in September 2008.

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

In 2006 and 2007, 20.8% and 22.3%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top two suppliers accounted for approximately 42.1%, 31.1% and 24.0 % of our total purchases in 2005, 2006, and 2007, respectively. In the three months ended June 30, 2007 and 2008, our top two suppliers accounted for approximately 30.6% and 9.4% of our total purchases for the quarters, respectively, and approximately 23.2% and 9.0% of the total purchases during the six months ended June 30, 2007 and 2008, respectively

We may give substantial deposits of inventory to our manufacturing vendors to produce finished jewelry products.

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

In accordance with current industry practice and our interpretation of current law, we do not currently collect sales or other taxes with respect to shipments of goods into states other than California and New York. However, additional states or foreign countries may seek to impose sales or other tax obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past and future sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers, and otherwise substantially harm our business, financial condition, and results of operations.

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

As we continue to grow we will need to expand our physical office and warehouse space facilities.  In conjunction with the expiration of our property lease in Culver City, California in October, 2009, we have begun seeking alternative real estate options that may require us to relocate our operations.  In managing this transition, our operations could be interrupted and we could experience increased employee turnover, or both.

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

Additionally, in response to customer requests and as a courtesy to resellers, we provide “Compare,” “Retail” and/or “Close Now” prices for jewelry items listed on our website. Compare and Close Now prices are not meant to reflect fair market values or manufacturer suggested retail prices, and in fact, may be higher than prices found in local retail stores. As a consequence, perceived misrepresentations in item descriptions by disappointed buyers may occur, resulting in negative publicity about and diminished customer confidence in our website.

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

Our founder, executive officers, and directors together own approximately 34.4% of our common stock as of June 30, 2008. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman, President and Chief Executive Officer, owns an additional 31.1% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2. UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES

No stock awards and stock options were granted during the three months ended June 30, 2008.

Issuer Purchases of Equity Securities

As of June 30, 2008, we have purchased a cumulative total of 923,000 shares for $7.9 million. The following table contains information about purchases of our common stock during the three months ended June 30, 2008:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2008	Purchased	Share	Program	Program (1)
April 1 – April 30	297,200	$8.93	869,297	$12,650,992
May 1 – May 31	6,300	$9.98	875,597	$12,588,092
June 1 – June 30	47,700	$9.20	923,297	$12,149,112
Total	351,200

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 25, 2008, we held our Annual Meeting of Shareholders.  We solicited proxies for the Annual Meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the two nominees of the Board of Directors listed in our Proxy Statement, dated June 5, 2008, and both nominees were elected.

The following matters were acted upon by our shareholders at the Annual Meeting, at which approximately 12,715,726 shares of common stock, or 53.1% of the shares of common stock outstanding and entitled to vote at the Annual Meeting, were present in person or by proxies:

1.                                       Election of Directors,   The Board of Directors nominated two persons for election as Class II directors, each to hold office for three-year terms.  Each nominee was an incumbent director, no other person was nominated, and each nominee was elected.  The votes cast for, or withheld or abstained with respect to, each nominee were as follows:  Man Jit Singh—12,590,783 for, 124,943 withheld, and Lawrence Y. Kong—12,567,580 for, 148,146 withheld.

2.                                       Proposal to Approve Amendment to 2006 Stock Award Plan.  The Board of Directors submitted a resolution that the shareholders approve an amendment to our 2006 Stock Award Plan to increase by 500,000 shares of common stock, from 1,000,000 to 1,500,000 shares, the total number of shares of common stock reserved and available in connection with awards under the 2006 Plan.  There were 12,142,763 shares voting in favor of, 540,564 shares voting against, the resolution.  The holders of 32,399 shares abstained, and there were no “broker non-votes.”  The resolution, having received the affirmative vote of the holders of a majority of the shares of common stock outstanding and entitled to vote at the Annual Meeting, was adopted.

3.                                       Ratification of Appointment of Independent Auditor.  The Board of Directors submitted a resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing the firm of Stonefield Josephson, Inc. as the Company’s independent registered public accounting firm for the year ending December 31, 2008.  There were 12,677,921 shares voting in favor of, 13,180 shares voting against, the resolution.  The holders of 24,625 shares abstained, and there were no “broker non-votes.”  The resolution, having received the affirmative vote of the holders of a majority of the shares of common stock outstanding and entitled to vote at the Annual Meeting, was adopted.

ITEM 6. EXHIBITS

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

Dated: August 5, 2008