Form 10-Q
period 2008-09-30
Bidz.com, Inc.
filed 2008-11-10
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of October 31, 2008: 23,370,947

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	December 31,	September 30,
	2007	2008
		(Unaudited)
Assets
Current assets:
Cash	$4,808	$8,331
Accounts receivable	2,275	1,032
Inventories, net of reserves of $1,075 and $821 at December 31, 2007 and September 30, 2008, respectively	56,686	47,549
Other current assets	5,958	3,503
Total current assets	69,727	60,415
Property and equipment, net	1,323	1,313
Intangible asset	161	161
Deposits	104	104
Total assets	$71,315	$61,993

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$5,924	$—
Accounts payable (includes related party amounts of $5,050 and $6,904 at December 31, 2007 and September 30, 2008, respectively)	26,400	25,635
Accrued expenses	4,509	2,446
Deferred revenue	2,900	853
Total current liabilities	39,733	28,934

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2007 and September 30, 2008, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 24,556,354 and 23,370,947 at December 31, 2007 and September 30, 2008, respectively	25	23
Additional paid in capital	35,875	24,989
Shares held in treasury, at cost; 100,000 and 0 shares at December 31, 2007 and September 30, 2008, respectively	(886)	—
Retained earnings (accumulated deficit)	(3,432)	8,047
Total stockholders’ equity	31,582	33,059

	$71,315	$61,993

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Net revenue:
Merchandise sales	$39,973	$55,270	$123,661	$171,896
Other revenue	78	86	237	375
	40,051	55,356	123,898	172,271
Cost of revenue	27,356	42,062	89,201	125,623
Gross profit	12,695	13,294	34,697	46,648
Operating expenses:
General and administrative	4,945	5,267	14,774	16,854
Sales and marketing	2,406	2,315	7,026	9,645
Depreciation and amortization	160	171	346	505
Total operating expenses	7,511	7,753	22,146	27,004
Income from operations	5,184	5,541	12,551	19,644
Other income - interest income	28	1	33	24
Other expense - interest (expense)	(1)	(84)	(165)	(175)
Income before income tax expense	5,211	5,458	12,419	19,493
Income tax expense	1,648	2,199	2,506	8,014
Net income	$3,563	$3,259	$9,913	$11,479

Net income per share available to common shareholders - basic	$0.15	$0.14	$0.42	$0.48
Net income per share available to common shareholders - diluted	$0.14	$0.13	$0.40	$0.45
Weighted average number of shares outstanding - basic	23,593,325	23,523,063	23,371,838	23,961,564
Weighted average number of shares outstanding - diluted	26,324,387	25,213,019	25,031,607	25,619,236

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2008

Cash flows provided by (used for) operating activities:
Net income	$9,913	$11,479

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	346	505
Change in inventory reserve	333	(254)
Stock-based compensation	507	796
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(64)	1,243
Inventories	(12,298)	9,391
Other current assets	(912)	2,455
Increase (decrease) in liabilities:
Accounts payable	5,627	(765)
Accrued expenses	1,079	(2,063)
Deferred revenue	(1,752)	(2,047)
Net cash provided by operating activities	2,779	20,740

Cash flows provided by (used for) investing activities:
Capital expenditures	(1,172)	(514)
Disposal of fixed assets	—	19
Net cash (used for) investing activities	(1,172)	(495)
Cash flows provided by (used for) financing activities:
Revolving credit line	(3,941)	(5,924)
Issuance of common stock	—	5
Repurchase of common stock	—	(11,151)
Proceeds from exercise of stock options	1,978	1,915
Retirement of common stock from net exercise of stock options	—	(2,480)
Tax benefit from exercise of stock options	1,097	913
Net cash used for financing activities	(866)	(16,722)

Net increase in cash	741	3,523
Cash, beginning of period	359	4,808
Cash, end of period	$1,100	$8,331

Supplemental disclosure of cash flow information:

Interest paid	$165	$175

Income taxes paid	$502	$8,769

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2008

(UNAUDITED)

1.             Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2007 filed in the Annual Report on Form 10-K by the Company on March 12, 2008 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of September 30, 2008 and the results of operations for the three month and nine month periods ended September 30, 2007 and 2008, respectively and the cash flows for the three month and nine month periods ended September 30, 2007 and 2008, respectively.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. In June 2006, we reincorporated in Delaware, and with our principle location of business in Los Angeles. We operate websites located at www.bidz.com and www.buyz.com for the purpose of selling merchandise, utilizing our unique sales auction and fixed price platforms.

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia. Revenue generated from the United States accounted for approximately 75.7% and 79.3% of net revenue for the three months ended September 30, 2007 and 2008, respectively and 77.6% and 76.9% of net revenue for the nine months ended September 30, 2007 and 2008, respectively.

Recent Developments

Starting in the third quarter of 2008 the U. S. and world economies have been experiencing a downturn in economic growth that is directly impacting consumer purchasing behavior. The duration and magnitude of this developing economic condition is not certain, but indicators point to at least a year of recovery efforts ahead. We sell consumer discretionary items and may be impacted by this economic downturn.

In October 2008, we announced the launch of our website translated into Arabic to complement the English and Spanish language versions of our website. In April 2008, we announced the launch of our online retail store, Buyz.com, which offers jewelry at a fixed price.

In February 2008, our Board of Directors authorized an increase in the open market stock buyback program of its outstanding common stock to $20 million from $5 million. The stock buyback will be at prices deemed appropriate by management over a 24 month period. As of September 30, 2008, we have purchased a cumulative total of 1.38 million shares for $12 million, and all 1.38 million shares have been retired which reduced our number of shares outstanding.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159 (“FAS 159”) which expanded FAS No. 157, “Fair Value Measurements ,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 159 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on our financial statements. In September 2006, the FASB issued Statement SFAS No. 157 (“FAS 157”), “ Fair Value Measurements ,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 and 159 did not have a material impact on our financial statements.

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

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method excluding the impact of pro forma deferred tax benefits for the three month and nine month periods ended September 30, 2007 and including the impact of pro forma deferred tax benefits for the three month and nine month periods ending September 30, 2008.  The following table sets forth the computation of basic and diluted net income per share.

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Basic and diluted net income per share:
Numerator:
Net income	$3,563	$3,259	$9,913	$11,479
Denominator:
Weighted common shares outstanding	23,593,325	23,523,063	23,371,838	23,961,564
Effect of dilutive securities	2,731,062	1,689,956	1,659,769	1,657,672
Denominator for diluted calculation	26,324,387	25,213,019	25,031,607	25,619,236
Net income per share, basic	$0.15	$0.14	$0.42	$0.48
Net income per share, diluted	$0.14	$0.13	$0.40	$0.45

3.             Inventories

Inventories, which are pledged as collateral for our revolving line of credit, consist of the following (In thousands):

	December 31, 2007	September 30, 2008 (unaudited)

Fine jewelry, watches and other	$53,054	$47,317
Loose diamonds and semi-precious stones	4,392	439
Prepaid inventory	94	73
Inventory with manufacturing vendors	221	541
Product inventories	57,761	48,370
Less: Inventory reserve	(1,075)	(821)
	$56,686	$47,549

4.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank (Bank of America) to provide working capital financing secured by inventories and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10 million. During the first quarter of 2008 we successfully increased the limit to $25 million. The revolving credit line agreement expires in July of 2010. As of September 30, 2008, there was no outstanding balance under the revolving credit line. Under the terms and conditions of the revolving credit line agreement, the Company is subject to certain restrictive covenants for which it is in compliance at September 30, 2008.

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

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the three months and nine months ended September 30, 2007 and 2008, respectively, reflect the impact of adopting SFAS 123R.

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

Stock Awards

We awarded and issued as director compensation a total of 18,750 shares of common stock for the nine months ended September 30, 2007. Two of our non-employee directors, Man Jit Singh and Peter Hanelt, received stock awards of 8,750 and 10,000 shares, respectively. The fair market value of the shares granted was $6.00 per share, which was determined based on a combination of factors that included recent share transactions between shareholders and an independent valuation of the Company. No stock awards were granted in the three months ended September 30, 2007 and 2008 and in the nine months ended September 30, 2008. The stock-based expense from stock award grants for the three months ended September 30, 2007 and 2008 totaled $0 and $0, respectively, and in the nine months ended September 30, 2007 and 2008 totaled $112,000 and $0, respectively.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $76,000 and $83,000 for the three months ended September 30, 2007 and 2008, respectively, and totaled $87,000 and $258,000 in the nine months ended September 30, 2007 and 2008, respectively. The unamortized stock-based expense for restricted stock awards was $853,000 at September 30, 2008.

A summary of all restricted stock activity during the nine months ended September 30, 2008 is as follows:

Restricted shares outstanding, December 31, 2007	126,000
Shares granted	—
Shares vested	(27,500)
Shares forfeited	(2,000)
Restricted shares outstanding, September 30, 2008	96,500

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

The following is a summary of stock option activity as of September 30, 2008, and changes during the nine months ended September 30, 2008.

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2007	8,131,300	6.20	3.3	22,983,000
Granted	—	—
Exercised	(442,500)	4.74
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2008	7,688,800	6.29	2.7	18,884,308
Vested and Exercisable at September 30, 2008	6,852,550	6.08	2.6	17,861,083

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008.

			Options Outstanding and Exercisable
			as of September 30, 2008
			Options Outstanding		Options Exercisable
			Weighted	Weighted
		Number	Average	Average	Number	Weighted
Range of		Outstanding	Remaining	Exercise	Exercisable	Average
Exercise Prices		As of 09/30/08	Contractual Life	Price	As of 09/30/08	Exercise Price
$4.01	$5.00	16,800	0.18	$4.50	16,800	$4.50
$5.01	$6.00	6,689,000	2.59	$6.00	6,602,750	$6.00
$6.01	$7.00	473,000	3.44	$6.50	105,500	$6.50
$9.01	$10.00	510,000	3.70	$9.90	127,500	$9.90
$4.01	$10.00	7,688,800	2.71	$6.29	6,852,550	$6.08

The stock-based compensation expense from stock options in the three months ended September 30, 2007 and 2008 totaled $181,000 and $180,000, respectively and in the nine months ended September 30, 2007 and 2008 totaled $308,000 and $538,000, respectively. The unamortized stock-based compensation expense from stock options as of September 30, 2008 is $1.8 million.

No stock options were granted in the nine months ended September 30, 2008 and the weighted-average grant date fair value of options granted during the nine months ended September 30, 2007 was $2.59. The fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 4.3%-4.9%, (2) an expected life of four to five years, (3) expected volatility of 31%-33%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%.

6.             Segment Information

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three month and nine month periods ended September 30, 2007 and 2008. Net revenue by geographic area was as follows:

(In thousands, except percentage data)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Geographic	2007		2008		2007		2008
area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$30,324	75.7%	$43,924	79.3%	$96,144	77.6%	$132,415	76.9%
International	9,727	24.3%	11,432	20.7%	27,754	22.4%	39,856	23.1%
Total	$40,051	100.0%	$55,356	100.0%	$123,898	100.0%	$172,271	100.0%

7.                                      Concentrations

Purchases from two vendors amounted to $7.8 million and $9.3 million representing 17.3% and 28.7% of the total purchases during the three months ended September 30, 2007 and 2008, respectively, and $14.6 million and $15.5 million representing 17.1% and 14.2% of the total purchases during the nine months ended September 30, 2007 and 2008, respectively. Outstanding accounts payable to the two vendors totaled $1.8 million and $9.3 as of December 31, 2007 and September 30, 2008, respectively. Loss of either of these vendors is not expected to have a significant negative impact on the results of operations and cash flows of the Company.

8.                                      Related Party Transaction

During the three months ended September 30, 2007 and 2008, we purchased approximately 11.6% and 21.3%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns 1,228,000 shares of our common stock as of September 30, 2008. During the nine months ended September 30, 2007 and 2008, we purchased approximately 12.2% and 9.1%, respectively. In the three months and nine months ended September 30, 2008 we earned approximately $164,000 and $777,000, respectively from LA Jewelers relating to co-op marketing contributions and $222,000 was unamortized as of September 30, 2008. In the three months and nine months ended September 30, 2007 we earned approximately $134,000 and $134,000, respectively in co-op marketing contributions.

In May 2007, we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. In the three months and nine months ended September 30, 2008, we recognized $146,000 and $368,000, respectively under this agreement and $49,000 was outstanding and accrued at September 30, 2008. In the three months and nine months ended September 30, 2007, we recognized $122,000 and $210,000, respectively under this agreement.

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

In line with our growth plans, we have completed a major upgrade of our auction platform at the end of 2007. The new auction LiveBid system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system touts high availability, faster end-user response time and greater scalability among the key features delivered in this release. We have leveraged this new software solution to launch additional site features and the new online retail store. We have launched the Spanish version of our website in the second quarter of 2008, the Arabic version in October 2008 and will plan on launching more site features and foreign language versions of our website in the future.

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

Revenue Recognition

We derive our revenue from four sources: merchandise sales, which include wholesale merchandise sales, shipping revenue, transaction fee revenue and other revenue. In accordance with SAB 104, we recognize revenue from all four sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

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

We include transaction fee revenue in net revenue. The 3% transaction fee is applied to merchandise sales, including shipping and handling, but not to sales tax or wholesale merchandise sales.

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

Outbound shipping costs on merchandise sales totaled $2.0 million and $2.3 million in the three months ended September 30, 2007 and 2008, respectively, and $6.3 million and $7.9 million in the nine months ended September 30, 2007 and 2008, respectively.

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

Inventory Co-op Marketing Contributions

In the third quarter of 2007, we started to bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. In accordance with EITF 02-16:  Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, the co-op marketing contributions that cannot be identified specifically to benefit the vendors are a reduction in cost of sales and will result in an increase in gross profit. We cannot specifically identify the benefits to each vendor, consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. In the three months and nine months ended September 30, 2008, we have recognized $2.3 million and $8.3 million, respectively, of co-op marketing contributions. Approximately $3.5 million remain unamortized and is included as an offset to inventory at September 30, 2008. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $976,000 at September 30, 2008.

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

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Net Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit	31.7	24.0	28.0	27.1
Operating Expenses:
General & Administrative	12.4	9.5	11.9	9.8
Sales & Marketing	6.0	4.2	5.7	5.6
Depreciation & Amortization	0.4	0.3	0.3	0.3
Total Operating Expenses	18.8	14.0	17.9	15.7
Profit from Operations	12.9	10.0	10.1	11.4
Interest income	0.1	0.0	0.0	0.0
Interest expense	0.0	0.2	0.1	0.1
Income tax expense	4.1	4.0	2.0	4.7
Net Income	8.9%	5.8%	8.0%	6.6%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales, shipping and handling, transaction fee and other revenue. We have commenced making wholesale merchandise sales in the first quarter of 2008.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Merchandise sales	84.2%	57.6%	84.7%	69.3%
Wholesale merchandise sales	—	31.1	—	17.3
Shipping & handling	12.6	9.0	12.0	10.6
Transaction fee	3.0	2.1	3.1	2.6
Other revenue	0.2	0.2	0.2	0.2
Total net revenue	100.0%	100.0%	100.0%	100.0%

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and related benefit costs for our employees. These expenses also include fulfillment, customer service, technology, professional fees, other general corporate expenses, and stock-based compensation, consisting substantially of stock option grants and restricted stock awards to employees and consultants.

Sales and Marketing Expenses

Our marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factors in increasing demand for our jewelry products and increasing net revenue.

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2008

Net income in the three months ended September 30, 2008 was $3.3 million, or $0.14 and $0.13 per basic and diluted share, respectively, and net income in the three months ended September 30, 2007 was $3.6 million, or $0.15 and $0.14 per basic and diluted share, respectively. Net revenue increased by 38.2% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 while the net income decreased by 8.5% over the same period. The decrease in net income was due primarily to the increase in revenue and gross profit offset by a higher operating and income tax expenses.

Net Revenue

Net revenue increased 38.2% to $55.4 million in the three months ended September 30, 2008 from $40.1 million in the three months ended September 30, 2007. This increase in net revenue was due primarily to the wholesale merchandise sales in the three months ended September 30, 2008 which accounted for $17.2 million in revenue offset by less demand for our jewelry products as a result of the rapidly weakening economies worldwide.

We expect that significant wholesale activities will become a regular part of our ongoing business, particularly in the current economy where we are likely to be presented with opportunities in the wholesale market. However, we do not expect wholesale merchandise sales to be significant in the fourth quarter when we have the traditional holiday shopping season.

Gross Profit

Gross profit increased by $599,000 or 4.7% to $13.3 million in the three months ended September 30, 2008 from $12.7 million in the three months ended September 30, 2007. The increase in gross profit resulted from the increase in sales revenue which rose by 38.2% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 offset by the decrease in gross profit margins to 24.0% from 31.7%, primarily due to the significant wholesale merchandise sales that typically generate significantly lower gross profit margin. However, the net operating margin contribution from wholesale merchandise sales is advantageous because operating expenses associated with wholesale transactions are minimal.

General and Administrative Expenses

General and administrative expenses increased $322,000 or 6.5% to $5.3 million in the three months ended September 30, 2008 from $4.9 million in three months ended September 30, 2007. The increase in general and administrative expenses was due to our overall growth and includes increases in payroll and payroll related expenses. General and administrative expenses as a percentage of net revenue decreased to 9.5% in the three months ended September 30, 2008 from 12.4% in the three months ended September 30, 2007.

Sales & Marketing Expenses

Sales and marketing expenses decreased by $91,000 or 3.8% to $2.3 million in the three months ended September 30, 2008 from $2.4 million in the three months ended September 30, 2007. The decrease in sales and marketing expenses were a result of the rapidly weakening economies worldwide. Sales and marketing expenses as a percentage of net revenue decreased to 4.2% in the three months ended September 30, 2008 from 6.0% in the three months ended September 30, 2007.

Income Tax Expense

Income tax expense increased to $2.2 million in the three months ended September 30, 2008 from $1.6 million in the three months ended September 30, 2007 and the effective tax rate increased to 40.2% from 31.6%. During 2007, we utilized all of our loss carryforwards and therefore became fully taxable in 2008.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2008

Net income in the nine months ended September 30, 2008 was $11.5 million and net income per basic and diluted share was $0.48 and $0.45, respectively. In the nine months ended September 30, 2007, net income was $9.9 million, or $0.42 and $0.40 per basic and diluted share, respectively. Net revenue increased by 39.0% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 while the net income increased by 15.8% over the same period. The increase in net income was due primarily to the increase in net revenue and higher gross profit margins offset by a higher operating and income tax expense.

Net Revenue

Net revenue increased by $48.3 million or 39.0% to $172.2 million in the nine months ended September 30, 2008 from $123.9 million in the nine months ended September 30, 2007. This increase in net revenue was due primarily to the growth in demand for our jewelry products and the wholesale merchandise sales in the nine months ended September 30, 2008 which accounted for $29.9 million in revenue.

Gross Profit

Gross profit increased by $11.9 million or 34.4% to $46.6 million in the nine months ended September 30, 2008 from $34.7 million in the nine months ended September 30, 2007. The increase in gross profit resulted from the increase in net revenue of $48.3 million offset by the decrease in gross profit as a percentage of net sales to 27.1% for the nine months ended September 30, 2008 compared to 28.0% for the nine months ended September 30, 2007. The decrease in gross profit margin is primarily due to the significant wholesale merchandise sales that typically generate significantly lower gross profit margin. However, the net operating margin contribution from wholesale merchandise sales is advantageous because operating expenses associated with wholesale transactions are minimal.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million or 14.1 % to $16.9 million in the nine months ended September 30, 2008 from $14.8 million in the nine months ended September 30, 2007. The increase in general and administrative expenses was primarily due to the increase in payroll and payroll related expenses and administrative expenses. General and administrative expenses as a percentage of net revenue decreased to 9.8% in the nine months ended September 30, 2008 from 11.9% in the nine months ended September 30, 2007.

Sales & Marketing Expenses

Sales and marketing expenses increased by $2.6 million or 37.3 % to $9.6 million in the nine months ended September 30, 2008 from $7.0 million in the nine months ended September 30, 2007. Sales and marketing expenses as a percentage of net revenue decreased to 5.6% in the nine months ended September 30, 2008 from 5.7% in the nine months ended September 30, 2007.

Income Tax Expense

Income tax expense increased to $8.0 million in the nine months ended September 30, 2008 from $2.5 million in the nine months ended September 30, 2007 and the effective tax rate increased to 41.0% from 20.2%. During 2007, we utilized all of our loss carryforwards and therefore became fully taxable in 2008.

Additional Quarterly Data

	Quarter Ended
	March 31,	June 30,	September 30,	March 31,	June 30,	September 30,
	2007	2007	2007	2008	2008	2008

Average selling price per order (gross)	$154	$171	$173	$182	$183	$175
Average orders per day	3,317	2,678	2,699	3,734	3,023	2,453
Average items sold per day	9,482	8,678	8,814	12,186	10,082	8,431
Acquisition costs per new buyer	$45	$38	$43	$50	$48	$43
Number of new buyers	58,056	53,637	55,423	83,179	64,882	54,072

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

As of September 30, 2008, we had a working capital surplus of $31.5 million and have no short or long-term debt obligations. Net cash provided by operating activities was $20.7 million in the nine months ended September 30, 2008 compared to net cash provided of $2.8 million in the nine months ended September 30, 2007. Cash in the nine months ended September 30, 2008 was primarily affected by changes in net income and inventories and in the nine months ended September 30, 2007 was primarily affected by changes in net income, inventories and accounts payable.

We recorded net income of $11.5 million in the nine months ended September 30, 2008 compared to $9.9 million in the nine months ended September 30, 2007. Cash flows from net income were used to meet our working capital requirements. In the nine months ended September 30, 2008, inventories decreased by $9.4 million. In the nine months ended September 30, 2007, inventories decreased by $12.3 million and accounts payable increased by $5.6 million. Inventories and accounts payable is affected by our revenue growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins and the current revenue trend; and the need to manage our inventory more efficiently.

Net cash used in investing activities was $495,000 in the nine months ended September 30, 2008 compared to $1.2 million in the nine months ended September 30, 2007. During the nine months ended September 30, 2007 and 2008, respectively, net cash used for investing activities related mainly to capital expenditures for office and computer equipment and software.

In the nine months ended September 30, 2008, net cash of $16.7 million were used in financing activities when $5.9 million was used to repay our revolving credit line and $11.2 million was used to repurchase our common stock shares. In the nine months ended September 30, 2007, $866,000 were used for financing activities when $3.9 million was used to repay our revolving credit line and $3.1 million was provided from exercise of stock options.

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

Lease Obligations

The following table presents our contractual obligations at September 30, 2008, over the next five years and thereafter (in thousands):

	Total						After 5
Payments by Period	Amount	2008	2009	2010	2011	2012	Years
Property lease	$1,739	$291	$987	$173	$173	$115	$—

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2008, we were served with an alleged class action lawsuit alleging, among other things, that the company engaged in unfair business practices by misrepresenting the value of its merchandise and by “false” bidding.  The complaint purports to represent a class of persons who purchased any merchandise from the company.  The company believes that the lawsuit is meritless and intends to file a motion to dismiss forthwith.

We are a defendant in a lawsuit filed by Cartier, and Cartier International, B.V., in the United States District Court Southern District of New York in April 2006. The lawsuit alleges that Cartier has proprietary rights, including trade dress, patents, trademarks, copyrights and others, in watch designs known as a Tank, Tank Francaise, Tank Americaine, Panthere and Pasha De Cartier Grille, and Tank Devan, and further alleges that we have infringed upon those rights by selling watches bearing copies of one or more of the watch designs. We entered into a settlement agreement with Cartier in August 2008.

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

A decline in general economic conditions or the perception of said conditions may have adverse effects on our growth and operations.

The continued success of our business depends on the willingness of our customers to spend in a discretionary manner.  While we do offer lower priced merchandise and may consequently fair better than those who exclusively offer more expensive merchandise, jewelry is essentially perceived as a luxury good. If recent economic events such as the bank failures and credit issues reported in the media cause people to feel less comfortable purchasing discretionary goods, it could cause a negative effect on our operating results.

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

Presently, we do not require new users to our site to provide their identification upon registration. Consequently, from time to time we are subject to “prank” bidders who may win auctions but do not intend to purchase our merchandise.  Although the Company re-auctions merchandise not purchased by such bidders, a large number of failed auctions in which winning bidders do not complete their purchases could adversely affect our results of operations.

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

For the three months ended September 30, 2007 and 2008, 24.3% and 20.7%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top two suppliers accounted for approximately 42.1%, 31.1% and 24.0 % of our total purchases in 2005, 2006, and 2007, respectively. In the three months ended September 30, 2007 and 2008, our top two suppliers accounted for approximately 17.3% and 28.7% of our total purchases for the quarters, respectively, and approximately 17.1% and 14.2% of the total purchases during the nine months ended September 30, 2007 and 2008, respectively

We may give substantial deposits of inventory to our manufacturing vendors to produce finished jewelry products.

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

Our founder, executive officers, and directors together own approximately 34.5% of our common stock as of September 30, 2008. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman, President and Chief Executive Officer, owns an additional 31.5% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2. UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES

No stock awards and stock options were granted during the three months ended September 30, 2008.

Issuer Purchases of Equity Securities

As of September 30, 2008, we have purchased a cumulative total of 1,377,534 shares for $12.0 million. The following table contains information about purchases of our common stock during the three months ended September 30, 2008:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2008	Purchased	Share	Program	Program (1)
July 1 – July 31	100,727	$9.27	1,024,024	$11,215,265
August 1 – August 31	353,510	$9.20	1,377,534	$7,962,657
September 1 – September 30	—	$—	1,377,534	$7,962,657
Total	454,237

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

3.             Ratification of Appointment of Independent Auditor.  The Board of Directors submitted a resolution that the shareholders ratify the action of the Audit Committee in selecting and appointing the firm of Stonefield Josephson, Inc. as the Company’s independent registered public accounting firm for the year ending December 31, 2008.  There were 12,677,921 shares voting in favor of, 13,180 shares voting against the resolution.  The holders of 24,625 shares abstained, and there were no “broker non-votes.”  The resolution, having received the affirmative vote of the holders of a majority of the shares of common stock outstanding and entitled to vote at the Annual Meeting, was adopted.

ITEM 5. OTHER INFORMATION.

On November 10, 2008, the Company announced, effective immediately, that Leon Kuperman, currently Chief Technology Officer and VP of Business Development, has also been named President, and that David Zinberg, who will continue as the Company’s Chairman of the Board and Chief Executive Officer, would step down as President.

Mr. Zinberg stated in the announcement that, “I believe this is the right time to transition from my role as President, and I have the utmost confidence in Leon Kuperman. Leon has demonstrated that he is capable of assuming that role along with his duties as Chief Technology Officer to effectively meet his responsibilities to our employees, customers and shareholders. Leon has done a superb job as Chief Technology Officer and VP of Business Development over the past two years and over the past 6 months has become increasingly involved in our investor relations activities as well. I look forward to maintaining my role as Chief Executive Officer and will focus primarily on purchasing and overseeing our key strategic initiatives. I founded the Company in 1998, and it is one that I deeply cherish and to which I feel strongly committed.”

Biographical information concerning Mr. Kuperman, and information concerning his business experience and compensation is set forth in the proxy statement dated June 5, 2008, for the Company’s 2008 Annual Meeting of Stockholders, and the descriptions of that information under the headings titled “Executive Officers and Key Employees”, “Summary Compensation Table”, and “Grants of Plan-Based Awards,” are incorporated herein by reference.

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

Dated: November 10, 2008