Form 10-K
period 2008-12-31
Bidz.com, Inc.
filed 2009-02-25
CIK 1324105

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0063 Expires: April 30, 2009 Estimated average burden hours per response: 2,196.00
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the price of the common stock as of June 30, 2008 was approximately $110.3 million. For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for others purposes.

The number of shares outstanding of the registrant’s common stock was 22,917,918 as of February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2008.

BIDZ.COM, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Part I

Item 1.           Business

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout and regular jewelry merchandise, and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. In 2009, we plan to offer auctions with a minimum opening bid that is higher than $1. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

In addition to our auction site we have a fixed pricing format that offers similar items of merchandise as those listed for auction.  This online store provides us access to different types of consumers, and we plan to offer customers the ability to design their own jewelry including diamond earrings and rings in the near future.

Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; watches and accessories. We believe we are the second largest online retailer of jewelry based on revenue and the largest online jewelry auction site based on web traffic.

In line with our growth plans, we completed a major upgrade of our auction platform at the end of 2007. The new auction LiveBid system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system touts high availability, faster end-user response time and greater scalability among the key features delivered in this release. We have leveraged this new software solution to launch additional site features and our new online retail store. We launched the Spanish version of our website in May 2008, the Arabic version in October 2008 and the German version in December 2008.

The following aspects of our innovative auction model differentiate us from other auction websites:

•                  $1 minimum bid format,

•                  interactive auctions with 15-second time extensions for all auctions each time a bid is received within 15 seconds of termination of the auction, and

•                  short term auctions, often lasting less than one hour, providing our customers immediate gratification to encourage frequent visits and active viewing of our website.

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

Our Value Proposition

Value to Buyers

Through online auctions and the fixed price online store on our website, we believe that we offer value to a broad range of customers by providing the following:

Bargain prices.     The price of all our products is dictated by the buyer alone based on that buyer’s valuation of the product. Therefore, many items offered on our website are sold at a substantial discount to the prices in traditional retail channels, such as at jewelry stores located in shopping malls. Our $1 minimum bid policy allows the savvy or lucky consumer the potential to purchase any product being auctioned for only $1, offering even greater value to the consumer. Regardless of the closing price, once an auction is closed for those auctions without a reserve price, the final bidder will receive the product.

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

Product quality assurance.     We provide detailed and accurate descriptions of each product. Our trained product specialists inspect our jewelry, utilizing the Gemological Institute of America Diamond and Colored Stone Grading System prior to posting on our website for auction. We guarantee the quality of our products through our 15-day return policy on all of our merchandise with a money-back guarantee if the product is not as described on our website. Items that are returned that are identical to their description are subject to a restocking fee, which is 15% of the original purchase price and shipping fees are non-refundable. Our commitment to quality and product description accuracy is demonstrated by consistently low return rates on our items, which were approximately 3% of all items sold in 2008.

Prompt fulfillment and responsive customer service.     We maintain in inventory all the products we offer on our website, enabling us to ensure prompt order fulfillment and delivery to our customers. Our customer service representatives are available seven days a week, via telephone, live-help and e-mail, and are trained to provide assistance and answer a broad range of questions regarding payment, delivery, and other matters.

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

Profitable alternative for suppliers.     We eliminate the various inefficiencies and mark-ups associated with traditional intermediaries, and our high volume of sales from a single location provides us with favorable inventory turnover and lower inventory carrying and handling costs versus traditional jewelry retailers. Manufacturers can also sell excess products to us rather than expend the labor and cost of melting and reworking their gold, platinum or silver products.

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

Continuing to build market share for our online jewelry retail store Buyz.com by allowing fixed price items to be sold that will complement our core auction format; and

Focusing on new international markets by expanding into and creating a strong presence in a number of English-speaking countries, including the United Kingdom, Canada, Australia, Ireland, and New Zealand, along with the newly introduced foreign language versions of our website: Spanish, Arabic and German.

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

Sourcing Strategy

We purchase closeout inventory directly from manufacturers, site-holders and liquidators. We also closely monitor our sales trends to assess consumer demand for certain jewelry styles and categories and purchase regular jewelry inventory directly from manufacturers. We have eliminated various inefficiencies and mark-ups associated with traditional intermediaries in the jewelry market. Our sourcing model provides a critical alternative liquidation channel for manufacturers, for which disposal of closeout inventory represents a significant challenge. We have the flexibility to purchase a variety of lot sizes, and our centralized warehouse and fulfillment center enables our suppliers to ship their products to a single location, easing the burden on their infrastructure. We have developed a database of product descriptions and pictures that enables us rapidly to post inventory for sale. In addition, we closely monitor sales and gross margin trends of our products on a daily basis, allowing us to select carefully additional products for purchase and adjust supplier pricing as necessary.

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

We do not have any formal or binding supply agreements with any of our suppliers, manufacturers, distributors, or other suppliers. We purchase and carry inventory in the majority of the products we offer for sale to ensure availability and expedited delivery. In an effort to achieve a more diverse supplier base, we have started to acquire substantially more high-end brand name products. Currently, we acquire inventories from our suppliers on a cash and revolving credit basis with payment typically due within 60 to 90 days. This strategy will allow for more flexibility to increase our product selection, reduce our product costs, and enlarge our supply relationships by allowing us to purchase from vendors that do not extend credit to their customers.

We also purchase, from time to time, loose diamonds and semi-precious stones and deliver them to manufacturers to produce into finished jewelry inventory. This source of inventory allows us to reduce our product costs.

On a selective and limited basis, we take consignment inventory from our vendors to sell on our website. Since we only make payment for the inventory when payment is made by our customers this arrangement is beneficial to our cash flow. Sales of such merchandise remain small as our main focus is on closeout inventory.

Merchandising Strategy

We seek to maintain profitability while providing variety and value to our customers by carefully selecting the types of products we post on our website at any given time, the duration of the auction for each item, and the frequency with which we re-post comparable items after sales. We actively monitor our auctions and sales so that we are able to adjust continually the makeup and quantity of goods on our website at any given time. Since bids on all merchandise start at $1, losses are incurred on approximately 15% to 25% of the items sold on an annual basis. The risks associated with a $1 minimum bid auction are mitigated by profits generated from items sold at a gain, which resulted in an overall 28.3% gross profit margin in 2008.

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

Our system architecture is built on industry-standard platforms that are designed to provide continuous service 24 hours a day, 365 days per year. Our website and back-office servers are located at a third-party co-location facility operated by Savvis Inc. in El Segundo, CA. Savvis provides redundant internet connectivity, physical security, climate control, redundant power delivered through a 100% uptime guarantee. The back-office processing system is housed in our headquarters in Culver City, and communicates with Savvis over four independent T1 lines. Our systems include both Oracle and Microsoft SQL database engines operating in a multi-processing Microsoft Windows environment designed to accommodate large volumes of online traffic and are configured for high fault tolerance with redundancy and load balancing. Our Internet servers utilize VeriSign Inc. digital certificates to provide secure website communications for sales and payment transactions.

In the third quarter we implemented a major system upgrade that has moved our primary back-office processing systems to Savvis Inc. This move followed the migration of our primary auction platform to Savvis in the fourth quarter of 2007.

We are continuing to plan and are currently implementing a standard ERP solution, Microsoft Dynamics AX that will integrate financial functions along with company operations including: Inventory and Warehouse Management (WHMS), Order Processing (OMS), and Customer Relationship Management (CRM) along with reporting and analytics functions.

We are currently planning to develop a second co-location in a different geographic region to provide greater load balancing and disaster recovery. We utilize the firewall protection and the services of TrustWave, which provides regular scanning of our systems for security vulnerabilities and PCI compliance.

At December 31, 2008, we had a technology and development staff of 20. We have structured the technology and development functions into two distinct departments: software development and production support. We anticipate that we will continue to devote significant resources to product development and product management in the future as we add new features and functionality.

Customer Service and Fulfillment Operations

An important element of our sales strategy is to provide a high level of customer service support in order to establish long-term relationships with our customers and encourage repeat visits and purchases. Our customer service support staff provides detailed payment, billing, and delivery guidance and is trained to answer a broad array of questions regarding auctions and payments conducted on our website. Our informed and helpful staff together with the informative and educational aspects of our website, promote customer confidence in purchase decisions.

At December 31, 2008, we had a customer service and billing staff of 24. We utilize automated online live-help, e-mail and phone systems to route traffic to our customer service and billing support representatives to provide personalized assistance. The customer service center operates between the hours of 8:00 a.m. and 5:00 p.m., Pacific time, seven days a week for telephone support and 24 hours a day for online live-help and e-mail support. We outsource substantially all of our online live-help and e-mail support.

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

We provide our customers with a five-day grace period to pay for products won through auctions. If payment is not received by the fifth day, the purchase order lapses and the product is cycled back into inventory. If a customer purchases additional items during the five-day period, we offer the customer the opportunity to save on shipping by aggregating all purchased items into one shipment. If payment is not made within the five-day period, the product is offered for auction again and thus the same item may be auctioned more than once.

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

We have a 15-day return policy on all of our merchandise with a money-back guarantee if the product is not as described on our website. Items that are returned that are as described are subject to a 15% restocking fee. Our facility has security controls with restricted access and has been designed for the prompt receipt, storage, and shipment of our products. In addition, we have security guards on duty 24 hours a day, seven days a week to patrol the premises. Security is complemented by video and alarm surveillance.

Seasonality

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday shopping season. Approximately 28.5%, 33.8% and 16.9% of our net revenue was generated during the fourth quarter of 2006, 2007 and 2008, respectively. The fourth quarter of 2008 was an exception as we encountered a significant slowdown in sales resulting from the 2008 financial and economic crisis. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will be in the fourth quarter.

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

Intellectual Property

We regard our domain names and similar intellectual property as critical to our success. As of January 2009, we hold registered trademarks for “Bidz.com” and the Bidz.com Logo. We currently do not hold any patents pertaining to intellectual property surrounding the technology and business processes utilized by Bidz.com. We have however filed patent applications with the US patent office for 5 inventions. We also rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates, and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, others may independently develop substantially similar intellectual property. Although we are pursuing the registration of our additional trademarks and patents in the United States, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark and patent protection may not be available or may not be sought by us in every country in which our products are made available online.

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

Employees

At December 31, 2008, we had 164 full-time and 1 part-time employee. We may utilize part-time employees, temporary employees, and independent contractors to respond to fluctuations in our business. None of our employees are covered by a collective bargaining agreement with us, and we consider our relations with our employees to be good.

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

The market price of our common stock has been subject to significant fluctuations and these fluctuations could continue. Some factors that could affect the market price of our common stock are as follows:

•                  actual or anticipated changes in our operating results,

•                  our stock is subject to short selling and may cause trading in our common stock to be volatile,

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

The adverse domestic and global economic conditions or the perception of said conditions may have adverse effects on our growth and operating results.

The continued success of our business depends on the willingness of our customers to spend in a discretionary manner.  While we do offer lower priced merchandise and may consequently fare better than those who exclusively offer more expensive merchandise, jewelry is essentially perceived as a luxury good. If the economy continues to decline it will cause people to feel less comfortable purchasing discretionary goods and would cause a negative effect on our operating results. Our annual and quarterly operating results may vary significantly in the future based on economic factors over which we have little or no control. Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in the economic factors could negatively affect our business and results of operations.

Our business has been and may continue to be significantly impacted by the decline in worldwide economic conditions, and the current uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations .

Global financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to reduce purchases of jewelry. Demand for jewelry is a function of the health of the economies in the United States and around the world. Since the US economy and other economies around the world are in a recession, the demand for jewelry has been and may continue to be adversely affected and therefore, demand for our jewelry products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the jewelry market. These and other economic factors have had and may continue to have a material adverse effect on demand for our jewelry products and on our financial condition and operating results.

Our future operating results are highly dependent upon how well we manage our business to respond to the economic recession.

Our annual and quarterly operating results may fluctuate based on how well we manage our business to respond to the economic recession. Some of these factors include the following:

•          our ability to manage our sales and marketing efforts;

•          our ability to structure our organization to achieve our operating objectives and to meet the needs of our customers; and

•          our ability to manage expenses and inventory levels.

If we fail to manage our business effectively, our results of operations could be adversely affected.

We will devote necessary resources to respond promptly and thoroughly to the SEC investigation.

On February 10, 2009, the Securities and Exchange Commission (“SEC”) issued a subpoena to us to produce documents relating to the Company’s inventory reserve policies, as well as other matters. We intend to cooperate fully with the SEC’s formal investigation, and our management will devote the resources required to respond promptly and thoroughly to any request by the SEC for any additional information or documents. Although the investigation is in its preliminary stages, and it is therefore difficult to predict the time required by senior management to respond to it, we do not presently anticipate that the investigation will adversely affect management, our results of operations or our financial position. Until the investigation is concluded, however, it is difficult to assess its impact on us.

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

In 2007 and 2008, 22.3% and 23.9%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

Customer complaints or negative publicity about our customer service could adversely affect our reputation and, as a result, our business could suffer.

Customer complaints or negative publicity about our customer service could severely diminish consumer confidence and the use of our website. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. The failure to manage or train our customer service representatives properly could compromise our ability to handle customer inquiries and complaints effectively. If we do not handle customer inquiries and complaints effectively, we may lose customer confidence. As a result, our revenue could suffer and our operating margin may decrease.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top two suppliers accounted for approximately 31.1%, 24.0% and 14.6% of our total purchases in 2006, 2007, and 2008, respectively.

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

If our sales increase, we will be required to increase our inventory proportionately. Consumer tastes and preferences for jewelry products can change rapidly, thereby exposing us to significant inventory risks. Currently, because the products we sell also consist of closeout merchandise from manufacturers, distributors, and other suppliers, we have less control over the specific items that we offer for sale than we would if we primarily ordered goods manufactured for us. In addition, it is important that we are able to purchase jewelry that we perceive to be in demand. The demand for specific products can change between the time we order items and when we sell them. As a result, we may be required to take significant inventory markdowns, which could reduce our gross margin, if we do not accurately predict these trends or if we overstock unpopular merchandise.

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

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter of the calendar year as a result of higher consumer spending during the December holiday season. Approximately 28.5%, 33.8% and 16.9% of our net revenue was generated during the fourth quarter of 2006, 2007 and 2008, respectively. The fourth quarter of 2008 was an exception as we encountered a significant slowdown in sales resulting from the 2008 financial and economic crisis. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will occur in the fourth quarter. In anticipation of any increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher sales and marketing costs and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected sales during any future fourth quarter, it would have a disproportionately large impact on our results of operations for that year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in sales compared with expenses in a given period, which would substantially harm our business and results of operations.

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

We had grown quickly, and our business will suffer if we fail to manage our future growth.

We had expanded our operations at a rapid pace prior to the 2008 financial and economic crisis. This expansion had placed a significant strain on our management, operations, and financial resources. When the economy recovers, we anticipate adding personnel in the future, including managerial, technical, and operations personnel. In order to manage the future growth of our operations, we also will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures, and controls. If we are unable to manage growth effectively, our business and results of operations will be harmed.

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

Additionally, in response to customer requests and as a courtesy to resellers, we provide “Compare,” and/or “Retail” prices for jewelry items listed on our website. Compare prices are not meant to reflect fair market values or manufacturer suggested retail prices, and in fact, may be higher than prices found in local retail stores. As a consequence, perceived misrepresentations in item descriptions by disappointed buyers may occur, resulting in negative publicity about and diminished customer confidence in our website.

We may unknowingly be involved in “conflict” diamond purchases that result in a negative public relationship impact.

There has been an increase in attention to “conflict” diamonds originating out of war-torn regions of Africa. The proceeds from the sale of “conflict” diamonds have been used to fund ongoing aggression and terrorist activities throughout the world. We make every effort to evaluate our vendor sources to ensure they are not a dealer in “conflict” diamonds. In addition we have implemented an anti-money laundering program to guard against both illicit purchase and sales activities. If these risks were to occur, we may face a negative public reaction to our brand name resulting in loss of sales.

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

Third parties may in the future assert that we have infringed on their intellectual property rights as we self-develop our auction platform, sales transaction system, and inventory control system.  We have a larger exposure to being accused of intellectual property rights infringements than if we had purchased our technology off the shelf. We also may be at risk for selling items that infringe on other third party trade dress rights, copyright, or patent rights that may cause the offended party to bring an action against us. In either event of alleged infringement, we would face substantial litigation cost to defend ourselves and utilization of our management and personnel resources.

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

We depend to a very significant extent on David Zinberg, our Chairman of the Board and Chief Executive Officer.

Our performance depends substantially upon David Zinberg, our Chairman of the Board and Chief Executive Officer, who has extensive experience with the purchase and sale of jewelry. We rely on Mr. Zinberg to make critical operational decisions on a daily basis, such as product offerings and purchases, and to make key strategic plans. We have an employment agreement with Mr. Zinberg extending through 2009. The loss of the services of Mr. Zinberg would adversely affect our business and operations.

Holders of common stock issued by us in prior offerings may be entitled to rescind their purchases.

From our inception until mid-2003, we raised over $20.5 million in gross equity capital by selling shares of our common stock to approximately 830 investors at prices ranging from $4.00 to $6.00 per share with a weighted average share price of $4.50. We also issued shares of common stock to about 30 persons in exchange for services and other non-cash consideration valued in excess of $5.5 million and issued approximately 250 stock option grants to purchase common stock at a weighted average exercise price of $4.45. After conducting these sales of our securities, we determined that these sales were not exempt from the registration requirements under the Securities Act of 1933 and similar provisions of laws of the states in which our stockholders reside, because certain of our employees who solicited investors engaged in a “general solicitation” of securities. In addition, these employees received compensation for selling our common stock and were required to be licensed as broker-dealers with the Securities and Exchange Commission, or SEC, and various state authorities, but they were not so licensed. In such situations, a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including a right of rescission, civil penalties, a restraining order or injunction, and a court order to pay restitution and costs. We believe, however, that as to any options by investors at this time or in the future, applicable statutes of limitations will mitigate our exposure to any civil remedies.

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

Our founder, executive officers, and directors together own approximately 34.9% of our common stock as of December 31, 2008. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman and Chief Executive Officer, owns an additional 32.0% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

Item 2.           Properties.

We lease a 50,000 square foot facility in Culver City, California, which serves as our corporate headquarters and houses our sales, marketing, research and development, customer service, fulfillment, and warehouse operations. Our lease expires in October 2009 and we will either extend the lease or relocate to another suitable location. In August 2007, we leased a separate 12,000 square-foot warehouse in Culver City, California and this lease expires in August 2012.

Item 3.           Legal Proceedings

On February 10, 2009, the Securities and Exchange Commission (“SEC”) issued a subpoena to produce documents relating to the Company’s inventory reserve policies, as well as other matters. We intend to fully cooperate with the SEC regarding this matter.

On or about January 15, 2009, Landmark Technology, LLC (“Landmark”) filed a First Amended Complaint in the civil action titled Landmark Technology, LLC v. Zale Corp, et al. in the U.S. District Court for the Eastern District of Texas. The First Amended Complaint added the Company as a defendant and alleged that the Company infringed and is infringing certain patents of Landmark directly, contributorily and by inducement. The First Amended Complaint seeks a temporary, preliminary and permanent injunction against infringement of the Landmark patents, damages (including a reasonable royalty and lost profits), enhanced or exemplary damages, a finding that the alleged infringement is “willful,” attorneys fees, costs and other relief.

On or about September 29, 2008, we were served with a lawsuit filed in the U.S. District Court for the Central District of California by Marla Tidenberg against Bidz.com, Mr. Zinberg and Marina Zinberg. The lawsuit purports to represent a class and alleges, among other things, that we engaged in unfair business practices by misrepresenting the value of our merchandise and by “false” bidding. The complaint purports to represent a class of persons who purchased any merchandise from us. We believe that the lawsuit is meritless and intend to defend the case vigorously.

On or about April 12, 2006, a lawsuit was filed in the U.S. District Court for the Southern District of New York by Cartier, a division of Richemont North America, and Cartier International B.V. against Bidz.com, Inc., David Zinberg and others. The lawsuit alleges that Cartier has proprietary rights, including trade dress, patents, trademarks, copyrights and others, in watch designs known as a

Tank, Tank Francaise, Tank Americaine, Panthere and Pasha De Cartier Grille, and Tank Devan, and further alleges that we have infringed upon those rights by selling watches bearing copies of one or more of the watch designs. The Company and Mr. Zinberg entered into a settlement agreement with Cartier in August 2008. A Consent Judgment was entered in the civil action.

We are, from time to time, a party to disputes arising from normal business activities, including various employee-related matters. In the opinion of our management, resolution of these matters, individually or collectively, will not have a material adverse effect upon our financial condition or future operating results.

Item 4.           Submission of Matters to a Vote of Security Holders

In June 25, 2008, we held our Annual Meeting of Shareholders.  We solicited proxies for the Annual Meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the two nominees of the Board of Directors listed in our Proxy Statement, dated June 5, 2008, and both nominees were elected.

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

Part II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “BIDZ.” The following table sets forth the high, low and closing market prices of our common stock during each of the four calendar quarters for 2008:

For the quarter ended:	High	Low	Close

March 31, 2008	$11.55	$7.09	$8.40
June 30, 2008	$13.95	$7.91	$8.71
September 30, 2008	$11.98	$7.50	$8.66
December 31, 2008	$9.00	$2.00	$4.60

As of December 31, 2008, there were 22,917,918 shares of common stock outstanding.

We have established a public market for our common stock on the NASDAQ Capital Market since June 2007. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to stock options covered by our stock option plans. Shares covered by such registration statements upon the exercise of stock options or warrants generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. As of December 31, 2008, the number of shares of our common stock that is subject to outstanding options to purchase common stock is 6,864,500.

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

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights (1)	warrants and rights	column (a))
Equity compensation plans approved by security holders
2006 Stock award plan	290,500	$7.89	1,302,990
2002 Special stock option plan	—	$—	—

Equity compensation plans not approved by security holders
2001 Stock option plan	549,000	$6.00	—
Non-statutory stock option (2)	6,025,000	$6.00	—

Total	6,864,500	$6.20	—

(1)                                The total number of shares of common stock to be issued upon exercise of all outstanding stock options is 6,864,500 as of December 31, 2008.

(2)                                Includes a non-statutory stock option to purchase 6,000,000 shares at an exercise price of $6.00 per share granted to David Zinberg, our Chief Executive Officer.

Recent Sales of Unregistered Securities

During the past three years we have sold the following securities that were not registered under the Securities Act of 1933.  The share issuances were undertaken in reliance on the exemption from registration under the Securities Act of 1933 (the “Act”) set forth in Section 4(2) of the Act or Rule 701 under the Act.

In 2008, we issued 24,800 restricted share awards of our common stock, with 25% vesting at the end of each year over a four year period, under the 2006 Award Plan to 13 employees for services rendered to our company. No stock options were granted in 2008.

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

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the fourth quarter of 2008:

			Total number of	Maximum
			shares	dollar value
	Total	Average	purchased as	of shares that
	number	price	part of a	may
	of	paid	publicly	yet be purchased
	shares	per	announced	under the
2008	purchased	share	program	program (1)
October 1 — October 31	—	—	1,377,534	$7,963,000
November 1 — November 30	450,386	$2.82	1,827,915	$6,691,000
December 1 — December 31	25,953	$3.93	1,853,868	$6,590,000
Total	476,339	$7.23	1,853,868	$6,590,000

(1)           In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million from $20.0 million. As of February 23, 2009 we have repurchased a total of approximately 1.9 million shares for a total of approximately $13.5 million. About $20.0 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

Item 6.    Selected Financial Data

The selected financial data presented below has been derived from our financial statements. The statement of operations data for each of the fiscal years ended December 31, 2006, 2007, and 2008 and the balance sheet data at December 31, 2007 and 2008 are derived from our audited financial statements that are included in this report. The statement of operations data for the years ended December 31, 2004 and 2005 and the balance sheet data at December 31, 2004, 2005 and 2006 are derived from audited financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected in any future period. You should read this information together with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report.

	Years ended December 31,
(in thousands, except per share data)	2004	2005	2006	2007	2008

Statement of income data:

Net revenue	$65,324	$90,579	$131,823	$187,131	$207,410
Cost of revenue	53,072	71,257	100,633	132,683	148,688
Gross profit	12,252	19,322	31,190	54,448	58,722
Operating expenses:
General & administrative	8,800	10,938	13,853	20,458	21,209
Sales & marketing	2,542	5,078	10,300	12,578	12,681
Public offering costs	—	442	1,287	—	—
Depreciation & amortization	139	157	273	498	690
Total operating expenses	11,481	16,615	25,713	33,534	34,580
Income from operations	771	2,707	5,477	20,914	24,142
Interest income (expense), net	—	22	32	(250)	(142)
Income taxes	—	(82)	(120)	(2,538)	(9,597)
Net income	$771	$2,647	$5,389	$18,126	$14,403
Net income common share:
Basic	$0.03	$0.11	$0.23	$0.77	$0.61
Diluted	$0.03	$0.11	$0.23	$0.69	$0.57

Balance sheet data:

Cash & cash equivalents	$5	$7	$359	$4,808	$4,456
Working capital (deficit)	(2,164)	1,009	5,974	29,865	32,785
Total assets	12,490	17,746	38,542	70,965	48,405
Revolving credit line	—	—	3,941	5,924	—
Total liabilities	13,570	15,963	31,815	39,383	13,599
Total stockholders’ equity (deficit)	$(1,080)	$1,783	$6,727	$31,582	$34,806

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

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout and regular jewelry merchandise, and rapidly respond to changing consumer demands for certain jewelry. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. In 2009, we will offer auctions with a minimum opening bid that is higher than $1. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

In addition to our auction site we have a fixed pricing format that offers similar items of merchandise as those listed for auction.  This online store provides us access to different types of consumers and we plan to offer customers the ability to design their own jewelry including diamond earrings and rings in the near future.

Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; watches and acessories. We believe we are the second largest online retailer of jewelry based on revenue and the largest online jewelry auction site based on web traffic.

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

In line with our growth plans, we completed a major upgrade of our auction platform at the end of 2007. The new auction LiveBid system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system touts high availability, faster end-user response time and greater scalability among the key features delivered in this release. We have leveraged this new software solution to launch additional site features and the new online retail store. We launched the Spanish version of our website in the second quarter of 2008, the Arabic version in October 2008 and the German version in December 2008.

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

For online sales through our website, we recognize merchandise sales upon shipments made to consumers that are fulfilled from our warehouse. We require payment before we ship and the payment is generally made online by credit card or other electronic payment methods. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns and chargebacks from customers. For wholesale merchandise sales, we recognize sales when the merchandise is delivered to the customer and credit terms may be offered to such customers.

We report shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As such, in the Statement of Operations all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

We include transaction fee revenue in net revenue. The 3% auction transaction fee is applied to all merchandise sales, including shipping and handling but not to wholesale merchandise sales.

We present sales tax liability on a net basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-03.  Sales are not grossed up with the attendant taxes and deducted as a separate line item. The EITF became effective for interim and annual reporting periods beginning after December 15, 2006.

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

Return and Allowance Reserve

We estimate potential future product returns and chargebacks related to current period revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. If actual returns are greater than our estimates, we will record additional returns and allowances in addition to our estimates, which will result in lower net revenue recorded during that period.  Reserves for returns and chargebacks are included in accrued expenses.

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

Inventory Co-op Marketing Contributions

In the third quarter of 2007, we started to bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. In accordance with EITF 02-16:  Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, the co-op marketing contributions that cannot be identified specifically to benefit the vendors are a reduction in cost of sales and will result in an increase in gross profit. We cannot specifically identify the benefits to each vendor, consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the years ended December 31, 2007 and 2008, we have earned $4.8 million and $11.1 million of co-op marketing contributions, respectively, with $4.2 and $4.3 million, respectively, remaining unamortized and is an offset to inventory at December 31, 2007 and 2008. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $2.9 million and $934,000 at December 31, 2007 and 2008, respectively.

Deferred Tax Benefit

We recognized total current and long term deferred tax benefits of $2.3 million and $2.0 million as of December 31, 2007 and 2008, respectively, (and more fully described in Note 11 in our audited financial statements).

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

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Years ended December 31,
	2006	2007	2008

Net revenue	100.0%	100.0%	100.0%
Gross profit	23.7	29.1	28.3
Operating expenses:
General & administrative	10.5	10.9	10.3
Sales & marketing	7.8	6.7	6.1
Public offering costs	1.0	—	—
Depreciation & amortization	0.2	0.3	0.3
Total operating expenses	19.5	17.9	16.7
Income from operations	4.2	11.2	11.6
Interest income (expense), net	0.0	(0.1)	(0.1)
Income taxes	(0.1)	(1.4)	(4.6)
Net income	4.1%	9.7%	6.9%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is not online, shipping and handling, transaction fee revenue, and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Year Ended December 31,
	2006	2007	2008

Net Revenue
Merchandise sales	85.3%	84.6%	71.9%
Wholesale merchandise sales	—	—	14.4
Shipping & handling	11.5	12.1	10.8
Transaction fee	3.1	3.1	2.7
Other revenue	0.1	0.2	0.2
Total Net Revenue	100.0%	100.0%	100.0%

As described in note 12 to our audited financial statements, net revenue by geographic area is presented based upon the country of destination. No foreign country accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area for the periods indicated was as follows:

	Years ended December 31,
(in thousands, except percentages)	2006		2007		2008
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent
United States	$104,338	79.2%	$145,412	77.7%	$157,747	76.1%
International	27,485	20.8	41,719	22.3	49,663	23.9
Total	$131,823	100.0%	$187,131	100.0%	$207,410	100.0%

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

Results of Operations

Comparison of Year Ended December 31, 2008 with Year Ended December 31, 2007

Net Revenue

Net revenue increased 10.8% to $207.4 million in 2008 from $187.1 million in 2007. This increase in net revenue was due primarily to the growth in our wholesale sales of $29.9 million offset by a decline in our online sales of $9.6 million. In 2008, we started selling consignment inventory on a selective and limited basis and recorded revenue of $635,000 from sales of inventory that were on consignment from vendors. Based on the terms of the consignment agreements, we record as revenue sales of the consignment inventory.

The financial and economic crisis of 2008 resulted in a major slowdown in our revenue from the fourth quarter of 2008. For the year ended December 31, 2008, there was an overall decrease in online demand for our jewelry as consumers reduced their discretionary spending. If the economy continues to decline it will cause a decline in demand and have a negative effect on our revenue.

Gross Profit

Gross profit increased 7.9% to $58.7 million in 2008 from $54.4 million in 2007. Gross profit as a percentage of net revenue decreased to 28.3% in 2008 from 29.1% in 2007. The decrease in gross profit percentage resulted primarily from lower gross margins from wholesale revenue offset by higher gross margins from online revenue. Co-op marketing contributions from vendors contributed more to gross margins in 2008 due to a full year of contribution compared to 2007 when it was only implemented in the third quarter of 2007. The total gross profit dollars increased despite the drop in the gross profit percentage due to the increase in revenue.

General and Administrative Expenses

General and administrative expenses increased 3.7% to $21.2 million in 2008 from $20.5 million in 2007. We managed to hold the general and administrative expenses relatively flat for the year after making significant cost reductions in the fourth quarter of 2008. We reduced our personnel from 240 at year end 2007 to 165 at year end 2008 with most of the reduction occurring in the fourth quarter of 2008. General and administrative expenses as a percentage of net revenue declined to 10.3% in 2008 compared to 10.9% in 2007.

An impairment charge of $256,000 was recorded in 2008 on advances made to employees to purchase shares of our common stock when the value of our common stock held as collateral for the advances fell below the amount of the advances. The 154,000 shares of the common stock held as collateral were valued based on the closing price at the end of the year ended December 31, 2008.

Sales and Marketing Expenses

Sales and marketing expenses increased 0.8% to $12.7 million in 2008 from $12.6 million in 2007. We reduced significantly the sales and marketing expenses in the fourth quarter of 2008 in line with the significantly slowing online revenue. Sales and marketing expenses as a percentage of net revenue decreased to 6.1% in 2008 from 6.7% in 2007.

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

Gross Profit

Gross profit increased 74.6% to $54.4 million in 2007 from $31.2 million in 2006. Gross profit as a percentage of net revenue increased to 29.1% in 2007 from 23.7% in 2006. The increase in gross profit as a percentage of net revenue resulted primarily from more effective purchases, increased margin on shipping and handling charges, and co-op marketing contributions from vendors commencing in July 2007. Gross profit margins benefited from the amortized co-op marketing contributions that reduced our cost of sales by $4.8 million or 2.6% of net revenue.

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

 Public Offering Costs

These costs consist primarily of regulatory filing fees, accountant fees, legal fees and printing expenses incurred in the planned initial public offering, which amounted to $0 and $1.3 million for the years ended December 31, 2007 and 2006, respectively. Costs incurred in 2006 relate to the registration statement of the planned initial public offering. The capitalized costs of the planned initial public offering were expensed when the Company determined it was unable to complete the offering and subsequently requested withdrawal of the registration statement.

Quarterly Operations Data

The following tables set forth quarterly statements of operations data for the eight quarters ended December 31, 2008, including amounts expressed as a percentage of net revenue. This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair representation of the information for the periods presented. This quarterly statement of operations data should be read in conjunction with our audited financial statements and the related notes included elsewhere in this prospectus. Results of operations for any quarter are not necessarily indicative of results for any future period.

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday season. Approximately 28.5%, 33.8%, and 16.9% of our net revenue in 2006, 2007, and 2008, respectively, was generated during the fourth quarter. The fourth quarter of 2008 was an exception as we encountered a significant slowdown in sales resulting from the 2008 financial and economic crisis. As we continue to grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue in the fourth quarter in the future.

	Quarters ended
(in thousands,	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
except per share data)	2007	2007	2007	2007	2008	2008	2008	2008
	(unaudited)

Net revenue	$44,724	$39,123	$40,051	$63,233	$61,929	$54,986	$55,356	$35,139
Gross profit	11,128	10,874	12,695	19,751	18,036	15,318	13,294	12,075
General and administrative	4,843	4,985	4,945	5,684	5,907	5,680	5,267	4,355
Sales and marketing	2,600	2,019	2,406	5,552	4,199	3,131	2,314	3,037
Depreciation and amortization	74	113	160	152	162	172	172	185
Income from operations	3,611	3,757	5,184	8,363	7,768	6,335	5,541	4,498
Net income	$3,435	$2,915	$3,563	$8,213	$4,605	$3,615	$3,259	$2,924
Net income per share available to common stockholders — Basic	$0.15	$0.13	$0.15	$0.34	$0.19	$0.15	$0.14	$0.13
Net income per share available to common stockholders — Diluted	$0.14	$0.12	$0.14	$0.29	$0.18	$0.14	$0.13	$0.13
Weighted average number of shares outstanding — Basic	23,246	23,272	23,593	24,150	24,538	23,828	23,523	23,312
Weighted average number of shares outstanding — Diluted	23,725	24,147	26,324	28,507	25,829	25,739	25,213	23,313

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0
Gross profit	24.9	27.8	31.7	31.2	29.1	27.9	24.0	34.4
General and administrative	10.8	12.7	12.3	9.0	9.5	10.3	9.5	12.4
Sales and marketing	5.8	5.2	6.0	8.8	6.8	5.7	4.2	8.7
Depreciation and amortization	0.2	0.3	0.4	0.2	0.3	0.3	0.3	0.5
Operating income	8.1	9.6	12.9	13.2	12.5	11.6	10.0	12.8
Net income	7.7%	7.5%	8.9%	13.0%	7.4%	6.6%	5.8%	8.3%

Additional operating metrics:

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(unaudited)
Average selling price per order (gross)	$154	$171	$173	$169	$182	$183	$175	$169
Average orders per day	3,317	2,678	2,699	4,443	3,734	3,023	2,453	2,462
Average items sold per day	9,482	8,678	8,814	12,709	12,186	10,082	8,431	8,287
Acquisition cost per new buyer	$45	$38	$43	$51	$50	$48	$43	$51
Number of new buyers	58,056	53,637	55,423	109,833	83,179	64,882	54,072	59,485

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

As of December 31, 2008, we had a working capital surplus of $32.8 million and have no long-term debt obligations. Net cash provided by operating activities was $18.6 million in 2008 compared with net cash used for operating activities of $2.0 million in 2007. Net cash is affected primarily by changes in net income, inventories, accounts receivable, other receivable, accounts payable, accrued expenses, and deferred revenue. We recorded net income of $5.4 million in 2006, $18.1 million in 2007 and $14.4 million in 2008. Inventories, and accounts payable generally increase or decrease in line with sales trend and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve sales and our gross margins.

The increase in cash provided by operating activities in 2008 compared with cash used for operating activities in 2007 was $20.6 million. Net income was $14.4 million in 2008 compared with $18.1 million in 2007. Inventories decreased by $19.3 million in 2008 compared with an increase of $23.0 million in 2007. Accounts receivable decreased by $1.6 million in 2008 compared to an increase of $216,000 in 2007. Other receivable decreased by $2.0 million in 2008 compared to an increase of $3.0 million in 2007. Accounts payable decreased by $16.4 million in 2008 compared to an increase of $4.4 million in 2007. The decrease in inventories and corresponding decrease in accounts payable in 2008 is attributable to the declining business and economic outlook. Accrued expenses decreased by $1.4 million in 2008 compared to an increase of $2.6 million in 2007. Deferred revenue decreased by $2.0 million in 2008 compared to a decrease of $1.0 million in 2007.

Net cash used for investing activities were 367,000, $1.4 million, and $1.0 million in 2006, 2007 and 2008, respectively, and was primarily related to capital expenditures for our office equipment and technology system infrastructure, including hardware and software.

Net cash used for financing activities was $18.0 million in 2008; $5.9 million was used to pay down the revolving credit facility, $2.5 million was used to retire shares from the net exercise of stock options, and $12.5 million was used to repurchase treasury shares net against proceeds of $2.1 million from the exercise of stock options and $716,000 from the tax benefit from exercise of stock options.  Net cash provided by financing activities was $7.8 million in 2007; financing was provided by proceeds from the revolving credit line of $2.0 million, exercise of stock options of $4.8 million, and tax benefit from exercise of stock options of $3.2 million net against repurchase of treasury shares of $886,000. Net cash used for financing activities was $3.2 million in 2006, related to proceeds from the revolving line of credit of $3.9 million net against $690,000 for the retirement of common stock from net vesting of restricted stocks and $90,000 for the purchase of treasury stock.

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank (Bank of America) to provide working capital financing secured by inventories and tangible assets. As of December 31, 2008, we have a limit of $25 million under the loan agreement. All cash receipts from our revenues are restricted to being deposited into a Bank of America account, to be applied to current reported cash disbursements requirements, under a positive pay system, and then to the credit line outstanding balance. The revolving credit line agreement expires in July of 2010. As of December 31, 2008, there was no outstanding balance under the revolving credit line. The interest rate is at prime and there is an unused fee of 0.15% on the unused portion of the revolving credit line.

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

Lease Obligations

The following table presents our contractual obligations at December 31, 2008, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property lease	$1,448	$987	$346	$115	$—
Equipment lease	207	56	104	47	—
	$1,655	$1,043	$450	$162	$—

As more fully described in Note 8 to the audited financial statements, we are obligated for the lease of our office and warehouse space, and operating leases for copy machines.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Stonefield Josephson, Inc., an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of our fiscal year ended December 31, 2008 that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.         Other Information

None.

Part III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2009 annual meeting of shareholders, which we expect to file before 120 days after December 31, 2008. We incorporate that information in this annual report by reference to our 2009 proxy statement.

Item 10.    Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2009 Annual Meeting of our stockholders.

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

Item 11.    Executive Compensation.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2009 Annual Meeting of our stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2009 Annual Meeting of our stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2009 Annual Meeting of our stockholders.

Item 14.    Principal Accountant Fees and Services.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2009 Annual Meeting of our stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2008
Statements of Income for the Years ended December 31, 2006, 2007, and 2008
Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2006, 2007, and 2008
Statements of Cash Flows for the Years ended December 31, 2006, 2007, and 2008
Notes to Financial Statements

(b)	Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Bidz.com, Inc.:

We have audited the accompanying balance sheets of Bidz.com, Inc. (the “Company”) as of December 31, 2007 and 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidz.com, Inc. as of December 31, 2007 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2009 expressed an unqualified opinion.

/s/  Stonefield Josephson, Inc.

Los Angeles, California

February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bidz.com, Inc.

We have audited Bidz.com, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bidz.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Bidz.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2008 and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, of Bidz.com, Inc., and our report dated February 23, 2009 expressed an unqualified opinion.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
February 23, 2009

Bidz.com, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2007	2008

Assets
Current assets:
Cash	$4,808	$4,456
Accounts receivable	2,146	591
Inventories, net of reserves of $1,075 and $820 at December 31, 2007 and December 31, 2008, respectively	56,686	37,657
Other receivable (includes related party amounts of $673 and $102 at December 31, 2007 and December 31, 2008, respectively)	3,002	1,041
Current deferred tax assets	2,121	1,950
Other current assets	485	689
Total current assets	69,248	46,384
Long term deferred tax asset	129	84
Property and equipment, net	1,323	1,672
Intangible asset	161	161
Deposits	104	104
Total assets	$70,965	$48,405

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$5,924	$—
Accounts payable (includes related party amounts of $5,050 and $1,364 at December 31, 2007 and December 31, 2008, respectively)	26,050	9,636
Accrued expenses	4,509	3,091
Deferred revenue	2,900	872
Total current liabilities	39,383	13,599

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2007 and December 31, 2008, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 24,556,354 and 22,917,918 at December 31, 2007 and December 31, 2008, respectively	25	23
Additional paid in capital	36,961	24,520
Shares held in treasury, at cost; 100,000 and 0 shares at December 31, 2007 and December 31, 2008, respectively	(886)	—
Employees share purchase receivable	(1,086)	(708)
Accumulated earnings (deficit)	(3,432)	10,971
Total stockholders’ equity	31,582	34,806
	$70,965	$48,405

Bidz.com, Inc.

Statements of Income

(in thousands, except share and per share data)

	Years Ended December 31,
	2006	2007	2008

Net revenue:
Merchandise sales	$131,687	$186,830	$177,089
Wholesale merchandise sales	—	—	29,886
Other revenue	136	301	435
	131,823	187,131	207,410
Cost of revenue	100,633	132,683	148,688
Gross Profit	31,190	54,448	58,722
Operating expenses:
General and administrative	13,853	20,458	21,209
Sales and marketing	10,300	12,578	12,681
Public offering costs	1,287	—	—
Depreciation and amortization	273	498	690
Total operating expenses	25,713	33,534	34,580
Income from operations	5,477	20,914	24,142
Other income - interest income	80	41	40
Other expense - interest (expense)	(48)	(291)	(182)
Income before income tax expense	5,509	20,664	24,000
Income tax expense	120	2,538	9,597
Net income	$5,389	$18,126	$14,403

Net income per share available to common shareholders - basic	$0.23	$0.77	$0.61
Net income per share available to common shareholders - diluted	$0.23	$0.69	$0.57
Weighted average number of shares outstanding - basic	23,302,026	23,567,995	23,798,338
Weighted average number of shares outstanding - diluted	23,791,368	26,266,008	25,069,509

Bidz.com, Inc.

Statements of Changes in Stockholders’ Equity

(in thousands)

					Employees
			Additional		share	Deferred	Accumulated	Total
	Common stock		paid in	Treasury	purchase	stock-based	earnings	stockholders’
	Shares	Amount	capital	shares	receivable	compensation	(deficit)	equity
Balance at December 31, 2005	23,312	$28,830	$—	$—	$—	$(100)	$(26,947)	$1,783
Reincorporation from California (no par value) to Delaware ($0.001 par value)	—	(28,807)	28,807	—	—	—	—	—
Issuance of common stock for service	37	—	219	—	—	—	—	219
Fair value of options granted to employees	—	—	16	—	—	—	—	16
Retirements of common stock from net vesting of restricted stocks	(115)	—	(690)	—	—	—	—	(690)
Purchase of treasury stock	—	—	—	(90)	—	—	—	(90)
Amortization of deferred stock-based compensation	—	—	—	—	—	100	—	100
Net income	—	—	—	—	—	—	5,389	5,389
Balance at December 31, 2006	23,234	$23	$28,352	$(90)	$—	$—	$(21,558)	$6,727
Issuance of common stock to directors	19	—	113	—	—	—	—	113
Employees share purchase receivable	—	—	—	—	(1,086)	—	—	(1,086)
Issuance of common stock from exercise of stock options	1,192	2	4,770	—	—	—	—	4,772
Tax benefit from exercise of options	—	—	3,155	—	—	—	—	3,155
Fair value of options granted to employees	—	—	488	—	—	—	—	488
Grant of restricted stock awards to employees and directors	126	—	173	—	—	—	—	173
Retirements of common stock	(15)	—	(90)	90	—	—	—	—
Purchase of treasury stock	—	—	—	(886)	—	—	—	(886)
Net income							18,126	18,126
Balance at December 31, 2007	24,556	$25	$36,961	$(886)	$(1,086)	$—	$(3,432)	$31,582
Issuance of common stock for service	1	—	5	—	—	—	—	5
Employees share purchase receivable	—	—	—	—	122	—	—	122
Impairment in employees share purchase receivable	—	—	—	—	256	—	—	256
Retirements of common stock from net vesting of restricted stocks	—	—	(10)	—	—	—	—	(10)
Issuance of common stock from exercise of stock options	442	—	2,095	—	—	—	—	2,095
Retirement of common stock from net exercise of stock options	(250)	—	(2,480)	—	—	—	—	(2,480)
Tax benefit from exercise of options	—	—	716	—	—	—	—	716
Fair value of stock options granted to employees	—	—	283	—	—	—	—	283
Grant of restricted stock awards to employees and directors	25	—	358	—	—	—	—	358
Cancellation of restricted stock awards to employee	(2)	—	—	—	—	—	—	—
Retirements of common stock	(1,854)	(2)	(13,408)	13,410	—	—	—	—
Purchase of treasury stock	—	—	—	(12,524)	—	—	—	(12,524)
Net income	—	—	—	—		—	14,403	14,403
Balance at December 31, 2008	22,918	$23	$24,520	$—	$(708)	$—	$10,971	$34,806

Bidz.com, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2006	2007	2008

Cash flows provided by (used for) operating activities:
Net income	$5,389	$18,126	$14,403

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	498	686
Loss on disposal of fixed asset	—	—	4
Change in inventory reserve	130	614	(255)
Impairment in employees share purchase receivable	—	—	256
Amortization of deferred stock-based compensation	100	—	—
Stock-based compensation	235	774	641
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,044)	(216)	1,555
Inventories	(18,517)	(22,992)	19,284
Other receivable	—	(3,002)	1,961
Current deferred tax assets	—	(2,121)	171
Other current assets	(1,034)	357	(204)
Deposits	115	21	—
Increase (decrease) in liabilities:
Post-dated check financing	(5,315)	—	—
Accounts payable	14,690	4,413	(16,414)
Accrued expenses	178	2,557	(1,418)
Deferred revenue	2,358	(1,035)	(2,028)
Net cash provided by (used for) operating activities	(2,442)	(2,006)	18,642

Cash flows provided by (used for) investing activities:
Capital expenditures	(367)	(1,354)	(1,058)
Proceeds from sale of fixed asset	—	—	19
Net cash used for investing activities	(367)	(1,354)	(1,039)
Cash flows provided by (used for) financing activities:
Revolving credit line	3,941	1,983	(5,924)
Long term deferred tax assets	—	(129)	45
Issuance of common stock	—	—	5
Employees share purchase receivable		(1,086)	122
Retirements of common stock from net vesting of restricted stocks	(690)	—	(10)
Proceeds from exercise of stock options	—	4,772	2,095
Retirements of common stock from net exercise of stock options	—	—	(2,480)
Tax benefit from exercise of stock options	—	3,155	716
Purchase of treasury stock	(90)	(886)	(12,524)
Net cash provided by (used for) financing activities	3,161	7,809	(17,955)

Net increase (decrease) in cash	352	4,449	(352)
Cash, beginning of period	7	359	4,808
Cash, end of period	$359	$4,808	$4,456

Supplemental disclosure of cash flow information:
Interest paid	$48	$291	$182
Income taxes paid	$323	$502	$9,874
Supplemental disclosure of non-cash investing and financing activities:
Retirement of property and equipment	$17	$293	$9
Retirement of treasury shares	$—	$90	$13,410

Bidz.com, Inc.

Notes to financial statements

(in thousands, except share and per share amounts)

(1)     Summary of Significant Accounting Policies:

Business and Organization:

We were formed in November 1998 as a California corporation and in June 2006, we were re-incorporated as a Delaware corporation with our principal location of business in Los Angeles, California. We operate a website located at www.bidz.com for the purpose of selling merchandise, utilizing our unique online sales auction platform and a fixed price online store at www.buyz.com.

We sell our products throughout the United States and in international markets, concentrated mainly in English speaking countries such as Canada, Australia and the United Kingdom. Revenue generated from the United States accounted for approximately 79.2%, 77.7%, and 76.1% of net revenue for the years ended December 31, 2006, 2007, and 2008, respectively.

Reclassification

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Recent Developments:

On February 10, 2009, the Securities and Exchange Commission (“SEC”) issued a subpoena to produce documents relating to the Company’s inventory reserve policies, as well as other matters. We intend to fully cooperate with the SEC regarding this matter.

In February 2009, we authorized an increase in the stock buyback program to $33.5 million from $20.0 million. As of February 23, 2009 we have repurchased a total of approximately 1.9 million shares for a total of approximately $13.5 million. About $20.0 million remain available under the buyback program to repurchase shares in the open market.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for return and allowance reserve, inventory reserve, vendor co-op marketing contributions, deferred tax assets, accrued expenses, stock price volatility, stock option forfeiture rate, and expected stock option term.

Fair Value of Financial Instruments:

The carrying amount of our cash, accounts receivable, other current assets, accounts payable, deferred revenue and accrued expenses approximates their estimated fair values as a result of the short-term maturities of those financial instruments.

Cash and Cash Equivalents:

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less that do not secure any corporate obligation. We had no cash equivalents at December 31, 2007 or 2008.

Our credit card processor maintains a security interest in substantially all our bank accounts.

Accounts Receivable:

Accounts receivable consist mainly of amounts due from customer credit card and other electronic payments billed but not yet received at period end. We had no allowance for doubtful accounts at December 31, 2007 or 2008.

Return and Allowance Reserve:

We estimate potential future product returns and chargebacks related to current period revenue. We analyze historical returns and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. If actual returns and chargebacks are greater than our estimates, we will record additional returns and allowances in addition to our estimates, which will result in lower net revenue recorded during that period. Reserves for returns and charge backs are included in accrued expenses.

Concentration of Credit Risk:

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and receivables. The current banking crisis may put cash deposits with our banks at risk and the FDIC deposit insurance will not be sufficient to cover any potential loss arising from a bank failure. We derive our accounts receivable primarily from revenue earned from customers located in the United States. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. We record an allowance if one is necessary. No customer accounted for more than 10% of revenue or receivables during 2006, 2007, or 2008.

We had a concentration on two merchandise suppliers during 2006, 2007, and 2008, as more fully described in Note 13.

Inventories:

Inventories consist mainly of merchandise purchased for resale and are stated at the lower of first-in, first-out cost (FIFO) or market. We record in inventories loose diamonds and semi-precious stones that we purchased and delivered to manufacturers to produce into finished jewelry inventory to resell.

We record payments made to our suppliers for purchases we have yet to receive as prepaid inventory until they are in our possession and satisfactorily examined. Prepaid inventory included in inventories is $94,000 and $36,000 at December 31, 2007 and 2008, respectively.

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

Inventory Co-op Marketing Contributions

In the third quarter of 2007, we started to bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. In accordance with EITF 02-16:  Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, the co-op marketing contributions that cannot be identified specifically to benefit the vendors are a reduction in cost of sales and will result in an increase in gross profit. We cannot specifically identify the benefits to each vendor; consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the years ended December 31, 2007 and 2008, we have earned $4.8 million and $11.1 million of co-op marketing contributions, respectively, with $4.2 and $4.3 million, respectively, remaining unamortized and is an offset to inventory at December 31, 2007 and 2008. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $2.9 million and $934,000 at December 31, 2007 and 2008, respectively.

Property and Equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Years
Computer software	3
Computer hardware	3
Automobile	5
Furniture and equipment	5

Intangible Asset:

Our intangible asset consists of the cost to acquire our domain names, which was $161,000 as of December 31, 2007 and 2008. Our domain names have indefinite lives and therefore are not subject to amortization. We perform an annual evaluation for impairment on the intangible asset. No impairment existed at December 31, 2007 or 2008 and no loss or impairment was recognized during 2006, 2007 and 2008.

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

Revenue Recognition:

We derive our revenue from four sources: merchandise sales, which include wholesale merchandise sales, shipping revenue, transaction fee revenue, and other revenue. In accordance with SAB 104, we recognize revenue from all four sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

For online sales through our website, we recognize merchandise sales upon shipments made to individual consumers and businesses that are fulfilled from our warehouse. We require payment before we ship and the payment is generally made online by credit card or other electronic payment methods. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns, charge backs from customers, and other discounts redeemed to obtain such sales. For wholesale merchandise sales, we recognize sales when the merchandise is delivered to the customer and credit terms may be offered to such customers.

We report shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As such, in the Statement of Income all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

We include transaction fee revenue in net revenue. The 3% transaction fee is applied to all merchandise sales, including shipping and handling, but not to wholesale merchandise sales.

Other revenue includes primarily commissions and advertising revenue. We derive commission revenue from sales of Certified Merchant merchandise that is owned by third parties and recognize that revenue when services have been rendered. For commission revenue, we recognize as revenue only the commission portion of the price our customers pay for the purchased products because we are acting as an agent in such transactions. We recognize advertising revenue from allowing other companies to advertise on our web site when the services are rendered and the advertising revenue is known and collectible.

We present sales tax liability on a net basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-03.

Outbound shipping revenue from customers are included in merchandise sales and amounted to $15.1 million, $22.6 million, and $22.3 million in 2006, 2007, and 2008, respectively.

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

Outbound shipping costs on merchandise sales totaled $6.9 million, $9.7 million, and $10.0 million in 2006, 2007, and 2008, respectively.

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

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) requiring that share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instrument issued. For the years ended December 31, 2006 and 2007, we used the Black-Scholes option pricing model to estimate the value of our options in implementing SFAS 123R and the calculated method to determine expected volatility, rather than the minimum value method, which we previously used to determine expected volatility. No options were granted for the year ended December 31, 2008.

Under SFAS 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation expense recognized in the statements of income will be reduced for estimated forfeitures, which is 0% for the years ended December 31, 2006 and 2007. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the period prior to 2006, we did not account for forfeitures, as all options granted were fully vested at the date of grant and were not subject to any service period conditions. We expensed stock-based compensation on the date of grant, as all options granted prior to January 1, 2006, vested immediately. Stock-based compensation subsequent to January 1, 2006 includes vesting provisions and therefore stock-based compensation expense is reduced for estimated forfeitures.

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

Internal Use Software:

Pursuant to SOP 98-1, we expense all costs incurred for the development of internal use software that relate to the planning and post-implementation phases of the development and certain maintenance and enhancement costs. We capitalize and amortize direct costs incurred in the application development phase over the software’s estimated useful life of three years. The capitalized software costs of $250,000 was incurred from 2002 to 2004, and have been amortized since placed in use. At December 31, 2007 and 2008, the net unamortized balance included in Property and Equipment is $0. The capitalized software costs of $250,000 were retired in the year ended December 31, 2007 when it was determined that the software was no longer in use. We expense research and development costs and other computer software maintenance costs related to software development as incurred.

Basic and Diluted Income per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” we compute the basic income per common share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. We compute diluted income per common share similarly to basic income per common share, except that we increase the denominator to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, 2007, and 2008, we had 8,353,000 shares, 8,131,300 shares, and 6,864,500 shares, respectively, of common stock equivalents upon the exercise of the employee and non-employee stock options. These common stock equivalents consisted of 7,726,000 employee stock options and 627,000 non-employee stock options as of December 31, 2006; and 8,079,300 employee stock options and 52,000 non-employee stock options as of December 31, 2007; and 6,839,500 employee stock options and 25,000 non-employee stock options as of December 31, 2008. As of December 31, 2006, dilutive common stock equivalents totaled 489,342 consisting of 291,716 employee stock options and 197,626 non-employee stock options. As of December 31, 2007, dilutive common stock equivalents totaled 2,698,013 consisting of 2,682,069 employee stock options and 15,944 non-employee stock options. As of December 31, 2008, dilutive common stock equivalents totaled 1,271,171 consisting of 1,265,568 employee stock options and 5,602 consisting of non-employee stock options.

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method for the years ended December 31, 2006, 2007 and 2007. The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	2006	2007	2008
Basic and diluted net income per share:
Numerator:
Net income	$5,389	$18,126	$14,403
Denominator:
Weighted average shares of common stock outstanding	23,302,026	23,567,995	23,798,338
Effect of dilutive securities	489,342	2,698,013	1,271,171
Denominator for diluted calculation	23,791,368	26,266,008	25,069,509
Net income per share, basic	$0.23	$0.77	$0.61
Net income per share, diluted	$0.23	$0.69	$0.57

Advertising Expense:

We recognize advertising expenses in accordance with SOP 93-7, “Reporting on Advertising Costs.” As such, we expense the costs of producing advertisements at the time production occurs and we expense the cost of communicating advertisements in the period during which the advertising space or airtime is used. We recognize Internet advertising expenses based on the terms of the individual agreements, which are generally (1) during the period customers are acquired; (2) based on the number of clicks generated during a given period over the term of the contract; or (3) based on the number of e-mails sent during an e-mail distribution campaign. Advertising expenses totaled $10.3 million, $12.6 million, and $12.7 million during the years ended December 31, 2006, 2007, and 2008, respectively.

Public Offering Costs:

These costs consist primarily of regulatory filing fees, accountant fees, legal fees and printing expenses incurred in the planned initial public offering, which amounted to $1.3 million for the year ended December 31, 2006. The costs incurred in 2006 relate to the registration statement of the planned initial public offering. The capitalized costs of the rescission and initial public offering were expensed when the Company determined it was unable to complete the offering and subsequently requested withdrawal of the registration statement.

New Accounting Pronouncements:

In February 2007, the FASB issued Statement No. 159 (“FAS 159”) which expanded FAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 159 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 and FAS 159 did not have a material impact on our financial statements.

In September 2006, the FASB issued Statement SFAS No. 157 (“FAS 157”), “Fair Value Measurements ,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

(2)     Inventories:

Inventories consist of the following at December 31, 2007 and 2008 (in thousands):

	2007	2008

Fine jewelry, watches and other	$53,054	$37,485
Loose diamonds and semi-precious stones	4,392	570
Prepaid inventory	94	36
Inventory with manufacturing vendors	221	386
Product inventories	57,761	38,477
Less: inventory reserve	(1,075)	(820)
	$56,686	$37,657

As of December 31, 2007 and 2008, all inventories have been pledged as collateral for our revolving credit line with LaSalle Bank (Bank of America).

(3)     Other Current Assets:

Other current assets consist of the following at December 31, 2007 and 2008 (in thousands):

	2007	2008

Prepaid expense	$355	$328
Prepaid income tax	—	282
Other current assets	130	79
	$485	$689

(4)     Property and Equipment:

Property and equipment consists of the following at December 31, 2007 and 2008 (in thousands):

	2007	2008

Computer hardware and software	$1,608	$2,626
Furniture and equipment	508	517
Automobile	27	30
	2,143	3,173
Less: accumulated depreciation and amortization	820	1,501
	$1,323	$1,672

Depreciation and amortization expense of property and equipment totaled $273,000, $498,000 and $690,000 for the years ended December 31, 2006, 2007, and 2008, respectively.

As of December 31, 2007 and 2008, all property and equipment have been pledged as collateral for our revolving credit line with LaSalle Bank (Bank of America).

(5)     Revolving Credit Line:

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank (Bank of America), to provide working capital financing secured by inventories and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10.0 million, with a provision to increase the limit up to $15.0 million with the future consent of the bank’s loan committee. During the first quarter of 2007 we increased the limit to $15.0 million and during the first quarter of 2008 we further increased the limit to $25.0 million.

All cash receipts from our revenues are restricted to being deposited into a LaSalle Bank account, to be applied to current reported cash disbursements requirements, under a positive pay system, and then to the credit line outstanding balance. The revolving credit line agreement expires in July of 2010. As of December 31, 2008, there was no outstanding balance under the revolving credit line. There is an unused fee of 0.25% on the unused portion of the revolving credit line.

Day-to-day drawdown on the credit line is subject to the prevailing prime rate. The interest is calculated on the average outstanding balance and compound monthly. As of December 31, 2008 our effective interest rate was 3.25%.  We have the option to extended term advances, for 30, 60, or 90 days that are subject to LIBOR rates. The rates will be a certain percentage above the LIBOR rates and will vary with the maturity term and amount borrowed. Interest is calculated over the stated term at an annual rate. As of December 31, 2008 we have no advances under LIBOR.

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

Minimum Excess Availability: We are to maintain an Excess Availability of $2.5 million with a Maximum Revolver Amount of $25.0 million. This covenant is subject to resetting at the Lender’s discretion based upon a business plan for subsequent periods acceptable to Lender.

(6)     Accounts Payable:

During the years ending December 31, 2007 and 2008 we employ “positive pay” procedures with our financial institution by transmitting check disbursement information to the financial institution to allow for our review and approval of exception transaction prior to them being posted to our account.

(7)     Accrued Expenses:

Accrued expenses consist of the following at December 31, 2007 and 2008 (in thousands):

	2007	2008
Income tax payable	921	—
Accrued payroll and other related costs	1,451	878
Accrued net sales returns	346	171
Other accrued expenses	1,446	1,309
Accrued marketing expenses	345	733
	$4,509	$3,091

 (8)     Commitments:

The following table presents our contractual obligations at December 31, 2008, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property lease	$1,448	$987	$346	$115	$—
Equipment lease	207	56	104	47	—
	$1,655	$1,043	$450	$162	$—

We lease a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse space in Culver City, California. The leases expire in October 2009 and August 2012, respectively. We are obligated to pay real estate taxes, insurance, and maintenance expenses. We expect that, in the normal course of business, the lease will be renewed or replaced by leases on other properties upon termination. Thus, we anticipate that future minimum lease commitments will likely be more than the amounts shown for 2007. Rental expenses for operating leases totaled $908,000, $995,000, and $1.2 million for the years ended December 31, 2006, 2007, and 2008, respectively.

We have commitment for operating leases of copy machines used in our office.

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

No dividends have been declared or paid on our common stock through December 31, 2008.

In 2008, common stock shares totaling 442,500 shares were issued from the exercise of stock options and 249,623 shares were retired in the net exercise of options to pay for the exercise price and payroll taxes. 1,853,873 shares held in treasury from our stock repurchase program were retired. 1,250 shares were issued as obligations for service. Restricted common stock awards totaling 24,800 shares were issued to employees. 2,000 shares of restricted common stock were retired on termination of employment of an employee and 1,490 shares were retired from net vesting of restricted common stock to pay for payroll taxes. Restricted common stock awards outstanding and yet to be vested totaled 117,800 shares as of December 31, 2008.

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

Amortization expenses totaled $100,000, $0, and $0 during the years ended December 31, 2006, 2007, and 2008, respectively. As of December 31, 2008, all existing deferred stock-based compensation grants were fully vested and all associated costs had been fully amortized.

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

(10)         Stock Compensation Plans:

We adopted our 2001 Stock Option Plan, our 2002 Special Stock Option Plan and our 2006 Award Plan (collectively, the “Plans”), in January 2001, January 2002, and March 2006, respectively. The Plans provide for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company.  The vesting requirements, performance thresholds and other terms and conditions of options granted under the Plans will be determined by our Compensation Committee and Board of Directors. Outstanding options all vest immediately prior to 2006 and have 25% vesting at the end of each year over four years for options granted in 2006 and 2007. No options were granted in 2008. Options generally have an expiration period of five years and new common stock shares are issued upon the exercise of stock options. At December 31, 2008, 1,302,990 shares were available for future grants under the Plans.

The following is a summary of stock option activity for the year ended December 31, 2008:

Options	Shares	Weighted- average exercise price	Weighted average remaining life of contract (years)	Aggregate intrinsic value as of 12/31/08
Outstanding at January 1, 2008	8,131,300	$6.20
Granted	—	—
Exercised	(442,500)	4.74
Cancelled	(807,500)	8.07
Expired	(16,800)	4.50
Outstanding at December 31, 2008	6,864,500	$6.08	2.36	$—
Exercisable at December 31, 2008	6,864,500	$6.08	2.36	$—

During the year ended December 31, 2007 and 2008, stock options to purchase shares in our common stock were issued. New shares in our common stock are issued when stock options are exercised. During 2007, 1,192,700 stock options were exercised and the recognized tax benefit related thereto is $3.2 million. The total fair value of options exercised during 2007 was $9.5 million. During 2008, 442,500 stock options were exercised and the recognized tax benefit related thereto is $818,000. The total fair value of options exercised during 2008 was $2.3 million. In 2008, 375,000 of the stock options exercised were “net exercised” and 249,623 shares were surrendered back to us and retired in payment for the exercise price and payroll taxes.

In 2008, employees voluntarily cancelled 807,500 unvested options to purchase shares as the options were substantially “out of the money” and 16,800 options expired “out of the money.” As of December 31, 2008, all 6,864,500 stock options to purchase shares were fully vested.

The following is a summary of stock option activity for the years ended December 31, 2006, 2007, and 2008:

	2006		2007		2008
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	8,342,000	$5.63	8,353,000	$5.64	8,131,300	$6.20
Granted	235,000	6.00	1.000,000	8.23	—	—
Exercised	—	—	1,192,700)	4.00	(442,500)	4.74
Canceled / forfeited	(224,000)	5.45	(29,000)	6.00	(824,300)	8.00
Outstanding at year-end	8,353,000	$5.64	8,131,300	$6.20	6,864,500	$6.08
Options exercisable at year-end	8,238,000	$5.64	7,045,050	$5.92	6,864,500	$6.08

The weighted-average grant date fair values of options granted during 2006, and 2007 were $2.40, and $2.59 per share, respectively, and no options were granted in 2008.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

			Options outstanding and exercisable as of December 31, 2008
			Options outstanding		Options exercisable
Range of exercise prices		Number outstanding 12/31/2008	Weighted average remaining contractual	Weighted average exercise price	Number exercisable 12/31/2008	Weighted average exercise price

$5.01	$6.00	6,631,500	2.33	$6.00	6,631,500	$6.00
$6.01	$7.00	105,500	3.18	$6.50	105,500	$6.50
$9.01	$10.00	127,500	3.45	$9.90	127,500	$9.90
$5.01	$10.00	6,864,500	2.36	$6.08	6,864,500	$6.08

Stock Option Compensation

During the years ended December 31, 2006, and 2007, and 2008, respectively, we recognized approximately $16,000, $488,000, and $283,000 respectively, of employee stock-option compensation. We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. The unamortized stock-option compensation expense as of December 31, 2007 and 2008 is $2.4 million and $0, respectively. The cancellation of all unvested options in 2008 resulted in no unamortized expense as of December 31, 2008.

Options granted in 2006 and 2007 were valued in accordance with SFAS 123R and no options were granted in 2008. The fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 4.3% to 5.0%, (2) an expected life of four to five years, (3) expected volatility of 31% to 37%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. Because there was no public market for our common stock in 2006 and limited trading history at the time of grant in 2007, and in accordance with SFAS 123R, we used the calculated method to determine volatility. Prior to June 15, 2007, we had estimated the expected life to be equal to the option period and from June 15, 2007 we had estimated the expected life to be equal to the vesting period.

Restricted Stock Awards

We began issuing restricted stock awards in 2007, pursuant to the 2006 Award Plan. The restricted stock awards were issued as time-based awards, which vest typically with 25% vesting at the end of each year over four years or earlier if there is an acceleration event. The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from the issuance of common stock and restricted stock awards totaled $286,000 and $358,000 for the years ended December 31, 2007 and 2008, respectively. The unamortized stock-based expense for restricted stock awards was $1.1 million and $967,000 as of December 31, 2007 and 2008, respectively.

The total fair value of 31,000 restricted shares that vested in 2008 was $220,000, and no restricted shares were vested during 2007. Restricted common stock awards outstanding and yet to be vested totaled 126,000 shares and 117,800 as of December 31, 2007 and 2008, respectively.

A summary of all restricted stock activity during the years ended December 31, 2007 and 2008 follows:

Restricted shares outstanding, January 1, 2007	—
Shares granted	126,000
Shares vested	—
Shares forfeited	—

Restricted shares outstanding, December 31, 2007	126,000
Shares granted	24,800
Shares vested	(31,000)
Shares forfeited	(2,000)

Restricted shares outstanding, December 31, 2008	117,800

The weighted-average grant date fair values of restricted stock awards during 2007, and 2008 were $10.41, and $8.61 per share, respectively.

(11)         Income Tax Expense:

Income tax expense amounted to $2.5 million and $9.6 million for the years ended December 31, 2007 and 2008 (an effective rate of 12.3% for 2007 and 40.0% for 2008). A reconciliation of the provision (benefit) for income tax expense with amounts determined by applying the statutory U.S. federal income tax rate to income before income tax expense is as follows (in thousands):

	2006	2007	2008
Computed tax benefit at federal statutory rate of 35%	$1,873	$7,026	$8,400
State taxes, net federal tax benefits	364	347	1,380
Meals and entertainment	26	15	5
Limitation on executive compensation—section 162 (m)	387	—	—
Change in valuation allowance, net of adjustment of net operating loss	(2,535)	(4,850)	—
Minimum tax credit	108	—	—
Excess benefit of vested stock	(170)	—	—
Other	67	—	(188)
Total income tax provision	$120	$2,538	$9,597

The income tax expense for 2008 consists of the following (in thousands):

	Federal	State	Total
Current	$7,758	$2,017	$9,775
Deferred	(259)	81	(178)
Total	$7,499	$2,098	$9,597

The difference in annual effective tax rates arises from the net operating loss carryforwards available to offset the taxable income for the 2007 tax year. All net operating losses were utilized and are not available to offset the federal and California taxable income for the year ended December 31, 2008.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	2007	2008
Deferred tax assets:

Current deferred tax assets:
Inventory costs	$1,309	$868
Minimum tax credit carryforwards	28	—
Accrued expenses	157	80
Other reserves and allowances	258	159
Deferred revenue	351	240
State taxes	18	603
Total current deferred tax assets	2,121	1,950
Current deferred tax liability:	—	—
Net current deferred tax asset	$2,121	$1,950

Long term deferred tax assets:
Employee stock options	$304	$244
Other (fixed assets)	96	3
Total long term deferred tax assets	400	247
Long term deferred tax liability:
Inventory costs	(271)	(163)

Net long term deferred tax asset	$129	$84

The tax benefits from the expense in 2007 and 2008 for share based compensation awards that will result in future tax deduction are included in deferred tax assets. The actual tax deduction exceeds the compensation cost recognized by the company for financial reporting purposes. The excess tax benefits increased the company’s additional paid in capital by $3.2 million and $716,000 for the years ended December 31, 2007 and 2008, respectively, as required by FAS 123R.

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

There are no unrecognized tax benefits that, if recognized, would impact the effective tax rate. We do not anticipate any significant change in our positions in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2008, no interest or penalties were recognized in the income statement or balance sheet by the Company.

We are subject to income taxes in the U.S. federal jurisdiction and California. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal and California examinations by tax authorities for the years before 2007.

We were under examination by the Internal Revenue Service for the 2004, 2005 and 2006 tax years. The examination was concluded as of December 31, 2007 and final settlement was accrued and made in the amount of $35,000, including interest and penalties.

 (12)        Segment Information:

Net revenue by geographic area is presented based upon the country of destination. No foreign country accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area was as follows for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
United States	$104,338	$145,412	$157,747
International	27,485	41,719	49,663
Total	$131,823	$187,131	$207,410

Long-lived assets include property and equipment and intangible assets that resided in the United States during the years ended December 31, 2006, 2007, and 2008.

(13)         Concentrations:

Purchase of merchandise from one of our top two vendors which is a related party (see Note 15), constituted 26.4%, 11.9%, and 9.9% of total merchandise purchased by us in the years ending December 31, 2006, 2007, and 2008, respectively. Purchases of merchandise from our top two vendors amounted to $34.4 million, $40.4 million, and $18.3 million representing 31.1%, 24.0%, and 14.6%, respectively, of the total purchases during the years ended December 31, 2006, 2007, and 2008, respectively.

Outstanding accounts payable to our top two vendors totaled $6.2 million and $1.3 million as of December 31, 2007 and 2008, respectively. Loss of either of these vendors will not have a negative impact on our operations.

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

The probability that stockholders would assert a claim against us and the extent of the our liability, if any, are contingent on a number of factors, including a stockholder’s desire to rescind, applicable legal precedent, and statutes of limitation. We believe, however, that as to any options by investors at this time or in the future, applicable statutes of limitations will mitigate our exposure to any civil remedies. Based on current facts known to management at this time, management does not believe that assertion of any such claims by the Company’s shareholders in a material amount is probable. Accordingly, no accruals for either potential amounts payable or reserves have been made at this time.

 (15)        Related Party Transactions:

We purchased approximately 26.4%, 11.9%, and 9.9% of our merchandise in 2006, 2007, and 2008, respectively, from LA Jewelers, where one of its managers is a stockholder who beneficially owns approximately 5.1% of our outstanding common stock as of December 31, 2008 (see Note 13). The accounts payable balances due to LA Jewelers were $5.1 million and $1.4 million as of December 31, 2007 and 2008, respectively. All business with LA Jewelers is conducted at arm’s length and the purchase price, terms and conditions that have been negotiated are competitive with the market and other suppliers.

LA Jewelers participates in our inventory co-op marketing program. For the years ended December 31, 2007 and 2008, we earned $522,000 and $1.2 million, respectively, from LA Jewelers relating to co-op marketing contributions and $361,000 was unamortized as of December 31, 2008. The amounts of co-op marketing contributions due from LA Jewelers were $544,000 and $22,000 as of December 31, 2007 and 2008, respectively.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the years ended December 31, 2007 and 2008, we recognized $427,000 and $588,000, respectively, under this agreement. As of December 31, 2007 and 2008, we have $129,000 and $80,000, respectively, outstanding under this gross profit margin guarantee.

Marina Zinberg, who is a Vice President and owns 32.0% of our outstanding shares, is the sister of and reports to David Zinberg, our Chief Executive Officer. During 2008 we paid Ms. Zinberg a salary of $100,000. Ms. Zinberg was previously our corporate secretary and treasurer.

(16)         Subsequent Events:

See Recent Developments in Note 1.

(b)           Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

(in thousands)

Description	Balance at the beginning of the year	Charged to revenue, cost, or expenses	Deductions	Balance at the end of the year
Reserve deducted from asset to which it applies:
Year ended December 31, 2007
Reserve for inventory	$461	$675	$(61)	$1,075
Reserve for sales returns	164	970	(788)	346
Reserve for charge-backs	25	75	—	100

Year ended December 31, 2008
Reserve for inventory	$1,075	$—	$(255)	$820
Reserve for sales returns	346	(727)	552	171
Reserve for charge-backs	100	—	(46)	54

(c)           Exhibits

The following exhibits are incorporated by reference or filed herewith

Exhibit Number	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 15, 2006, by and between Bidz.com, Inc., a Delaware corporation, and Bidz.com, Inc., a California corporation (1)
3.1	Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
10.1	2001 Stock Option Plan(4)
10.2	2002 Stock Option Plan(5)
10.3	2006 Stock Award Plan (6)
10.4	Employment Agreement, dated as of June 6, 2006, between Bidz.com, Inc. and David Zinberg (7)
10.4.1	Employment Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (8)
10.5	Employment Agreement, dated as of June 6, 2006, between Bidz.com, Inc. and Lawrence Y. Kong (9)
10.6	Stock Vesting Agreement, dated as of June 30, 2001, between Bidz.com, Inc. and Lawrence Y. Kong (10)
10.7	Form of Indemnification Agreement between Bidz.com, Inc. and each officer and director (11)
10.7.1	Indemnification Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (12)
10.8	Lease, between Bidz.com, Inc. and PAS Trust, dated as of April 15, 2003, and Addendum No. 2, dated as of March 3, 2004(13)
10.9	Client Service Agreement dated January 2, 2006 between Bidz.com, Inc. and Administaff Companies II, L.P. (14)
10.10	Loan and Security Agreement by Bidz.com, Inc. and LaSalle Retail Finance, dated July 12, 2006 (15)
10.11	Employment Agreement, dated as of March 1, 2007 between Bidz.com, Inc. and Leon Kuperman (16)
10.12	Employment Agreement, dated as of February 21, 2007 between Bidz.com, Inc. and Claudia Liu (17)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Exhibit 2.1 of Registrant’s Form S-1 (File No. 333-132545).
(2)	Incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1 (File No. 333-132545).
(3)	Incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 (File No. 333-132545).
(4)	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10 (File No. 000-51257).
(5)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 (File No. 000-51257).
(6)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 (File No. 333-132545).
(7)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form S-1 (File No. 333-132545).
(8)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10 (File No. 000-51257).
(9)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1 (File No. 333-132545).
(10)	Incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 (File No. 333-132545).
(11)	Incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1 (File No. 333-132545).
(12)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10 (File No. 000-51257).
(13)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10 (File No. 000-51257).
(14)	Incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 (File No. 333-132545).
(15)	Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10 (File No. 000-51257)
(16)	Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10 (File No. 000-51257)
(17)	Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10 (File No. 000-51257)
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
Chief Executive Officer

Dated: February 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID ZINBERG	Chairman of the Board and	February 23, 2009
David Zinberg	Chief Executive Officer (Principal
Executive Officer)

/s/ LAWRENCE Y. KONG	Chief Financial Officer and	February 23, 2009
Lawrence Y. Kong	Director (Principal Financial and
Accounting Officer)

/s/ PETER G. HANELT	Director	February 23, 2009
Peter G. Hanelt

/s/ MAN JIT SINGH	Director	February 23, 2009
Man Jit Singh

/s/ GARRY ITKIN	Director	February 23, 2009
Garry Itkin