Form 10-Q
period 2009-03-31
Bidz.com, Inc.
filed 2009-05-05
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of April 30, 2009: 23,238,764

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	December 31,	March 31,
	2008	2009
		(Unaudited)
Assets
Current assets:
Cash	$4,456	$3,160
Accounts receivable	591	677
Inventories, net of reserves of $820 and $1,350 at December 31, 2008 and March 31, 2009, respectively	37,657	38,947
Other receivable (includes related party amounts of $102 and $127 at December 31, 2008 and March 31, 2009, respectively)	1,041	1,052
Current deferred tax assets	1,950	2,053
Other current assets	689	758
Total current assets	46,384	46,647
Long term deferred tax asset	84	169
Property and equipment, net	1,672	1,627
Intangible asset	161	161
Deposits	104	104
Total assets	$48,405	$48,708

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$—	$—
Accounts payable (includes related party amounts of $1,364 and $442 at December 31, 2008 and March 31, 2009, respectively)	9,636	8,893
Accrued expenses	3,091	3,205
Deferred revenue	872	1,189
Total current liabilities	13,599	13,287

Long term deferred tax liability	—	162

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2008 and March 31, 2009, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 22,917,918 and 22,839,499 at December 31, 2008 and March 31, 2009, respectively	23	23
Additional paid in capital	24,520	24,240
Shares held in treasury, at cost; 0 and 266,735 shares at December 31, 2008 and March 31, 2009, respectively	—	(871)
Employees share purchase receivable	(708)	(619)
Accumulated earnings	10,971	12,486
Total stockholders’ equity	34,806	35,259

	$48,405	$48,708

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2009

Net revenue:
Merchandise sales	$57,609	$30,891
Wholesale merchandise sales	4,202	206
Other revenue	118	80
	61,929	31,177
Cost of revenue	43,893	20,991
Gross profit	18,036	10,186
Operating expenses:
General and administrative	5,907	4,861
Sales and marketing	4,199	2,605
Depreciation and amortization	162	180
Total operating expenses	10,268	7,646
Income from operations	7,768	2,540
Other income - interest income	13	2
Other expense - interest (expense)	(11)	(11)
Income before income tax expense	7,770	2,531
Income tax expense	3,165	1,016
Net income	$4,605	$1,515

Net income per share available to common shareholders - basic	$0.19	$0.07
Net income per share available to common shareholders - diluted	$0.18	$0.07
Weighted average number of shares outstanding - basic	24,538,263	22,898,532
Weighted average number of shares outstanding - diluted	25,828,507	22,898,532

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2009

Cash flows provided by (used for) operating activities:
Net income	$4,605	$1,515

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	180
Change in inventory reserve	(156)	530
Impairment in employees share purchase receivable	—	89
Stock-based compensation	267	81
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(2,638)	(86)
Inventories	22,047	(1,820)
Other receivable	—	(11)
Current deferred tax assets	—	(103)
Other current assets	1,918	421
Increase (decrease) in liabilities:
Accounts payable	(14,390)	(743)
Accrued expenses	1,167	114
Deferred revenue	(1,265)	317
Net cash provided by operating activities	11,717	484

Cash flows used for investing activities:
Prepayment for intangible asset	—	(490)
Capital expenditures	(203)	(135)
Net cash used for investing activities	(203)	(625)
Cash flows provided by (used for) financing activities:
Long term deferred tax asset	—	(85)
Long term deferred tax liability	—	162
Revolving credit line	(5,924)	—
Proceeds from exercise of stock options	3	—
Adjustment to tax benefit from stock based compensation	—	(158)
Purchase of treasury stock	(3,808)	(1,074)
Net cash used for financing activities	(9,729)	(1,155)

Net increase (decrease) in cash	1,785	(1,296)
Cash, beginning of period	4,808	4,456
Cash, end of period	$6,593	$3,160

Supplemental disclosure of cash flow information:

Interest paid	$11	$11

Income taxes paid	$1,332	$—

Supplemental disclosure of non-cash investing and financing activities:

Retirement of treasury shares	$1,176	$203

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2009

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2008 filed in the Annual Report on Form 10-K by the Company on February 25, 2009 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of March 31, 2009 and the results of operations for the three month periods ended March 31, 2008 and 2009 and the cash flows for the three month periods ended March 31, 2008 and 2009.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for return and allowance reserve, inventory reserve, inventory vendor marketing reserves, deferred tax assets and accrued expenses.

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

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia. Revenue generated from the United States accounted for approximately 76.4% and 69.7% of net revenue for the three months ended March 31, 2008 and 2009, respectively.

Recent Developments

In 2009, we plan to implement an ERP system based on Microsoft Dynamics AX that will fundamentally change and improve our IT, operational and accounting infrastructure.

In March 2009, we acquired a $6.0 million lot of jewelry, intellectual property and tools from the Colibri Group bankruptcy auction. Subsequently in April 2009, we sold all intellectual property and tools acquired in the Colibri Group bankruptcy auction to the Richline Group, a Berkshire Hathaway Company.

In March 2009, we have entered into an amendment of the lease of our main office and warehouse (i) extending the expiration date of the lease by thirty-two months to June 30, 2012, and (ii) not increasing the monthly rent for the duration of the lease.

In February 2009, our Board of Directors authorized an increase in the open market stock buyback program of its outstanding common stock to $33.5 million from $20 million. The stock buyback will be at prices deemed appropriate by management over a 24 month period. As of March 31, 2009, we have purchased a cumulative total of 2.2 million shares for $14.5 million, and 1.9 million shares have been retired which reduced our number of shares outstanding. The balance of the 267,000 shares was retired in April 2009 and it is our policy to retire all shares acquired in the buyback.

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

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month periods ending March 31, 2008 and 2009.  The following table sets forth the computation of basic and diluted net income per share.

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2009

Basic and diluted net income per share:
Numerator:
Net income	$4,605	$1,515
Denominator:
Weighted common shares outstanding	24,538,263	22,898,532
Effect of dilutive securities	1,290,244	—
Denominator for diluted calculation	25,828,507	22,898,532
Net income per share, basic	$0.19	$0.07
Net income per share, diluted	$0.18	$0.07

3.             Inventories

Inventories, which are pledged as collateral for our revolving line of credit, consist of the following (in thousands):

	December 31, 2008	March 31, 2009 (unaudited)

Fine jewelry, watches and other	$37,485	$32,938
Loose diamonds and semi-precious stones	570	849
Prepaid inventory	36	6,122
Inventory with manufacturing vendors	386	388
Product inventories	38,477	40,297
Less: Inventory reserve	(820)	(1,350)
	$37,657	$38,947

4.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, wholly owned by Bank of America, to provide working capital financing secured by inventories and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10 million. During the three month period ended March 31, 2008 we successfully increased the limit to $25 million. The revolving credit line agreement expires in July of 2010. As of March 31, 2009, there was no outstanding balance under the revolving credit line. Under the terms and conditions of the revolving credit line agreement, the Company is subject to certain restrictive covenants for which it is in compliance at March 31, 2009.

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

The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the three months ended March 31, 2008 and 2009, respectively, reflect the impact of adopting SFAS 123R.

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

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $88,000 and $81,000 for the three months ended March 31, 2008 and 2009, respectively. The unamortized stock-based expense for restricted stock awards was $768,000 at March 31, 2009.

A summary of all restricted stock activity during the three months ended March 31, 2009 is as follows:

Restricted shares outstanding, December 31, 2008	117,800
Shares granted	—
Shares vested	(27,500)
Shares forfeited	(9,000)
Restricted shares outstanding, March 31, 2009	81,300

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

The following is a summary of stock option activity as of March 31, 2009, and changes during the three months ended March 31, 2009.

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2008	6,864,500	6.08	2.36	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	3,000	6.00
Outstanding at March 31, 2009	6,861,500	6.08	2.12	—
Vested and Exercisable at March 31, 2009	6,861,500	6.08	2.12	—

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009.

			Options outstanding and exercisable as of March 31, 2009
			Options outstanding		Options exercisable
Range of exercise prices		Number outstanding 3/31/2009	Weighted average remaining contractual	Weighted average exercise price	Number exercisable 3/31/2009	Weighted average exercise price

$5.01	$6.00	6,628,500	2.09	$6.00	6,628,500	$6.00
$6.01	$7.00	105,500	2.94	$6.50	105,500	$6.50
$9.01	$10.00	127,500	3.21	$9.90	127,500	$9.90
$5.01	$10.00	6,861,500	2.12	$6.08	6,861,500	$6.08

The stock-based compensation expense from stock options for the three months ended March 31, 2008 and 2009 totaled $32,000 and $0, respectively. The unamortized stock-based compensation expense from stock options as of March 31, 2009 is $0. No stock options were granted in the three months ended March 31, 2008 and 2009.

6.                                      Segment Information

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three-month periods ended March 31, 2008 and 2009. Net revenue by geographic area was as follows:

(in thousands, except percentage data)

	Three Months Ended
	March 31,
	2008		2009
Geographic area	Amount	Percent	Amount	Percent
United States	$47,325	76.4%	$21,723	69.7%
International	14,604	23.6%	9,454	30.3%

Total	$61,929	100.0%	$31,177	100.0%

7.                                      Concentrations

Purchases from two vendors amounted to $2.5 million and $3.8 million representing 13.2% and 17.4% of the total purchases during the three months ended March 31, 2008 and 2009, respectively. Outstanding accounts payable to the two vendors totaled $1.3 million and $725,000 as of December 31, 2008 and March 31, 2009, respectively. Loss of either of these vendors is not expected to have a significant negative impact on the operations of the Company.

8.                                      Related Party Transaction

During the three months ended March 31, 2008 and 2009, we purchased approximately 3.2% and 3.5%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 5.2% of our outstanding common stock as of March 31, 2009. The accounts payable balances due to LA Jewelers were $1.4 million and $442,000 as of December 31, 2008 and March 31, 2009, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the three months ended March 31, 2008 and 2009, we earned approximately $482,000 and $181,000, respectively from LA Jewelers relating to co-op marketing contributions and $124,000 was unamortized as of March 31, 2009. The amounts of co-op marketing contributions due from LA Jewelers were $22,000 and $28,000 as of December 31, 2008 and March 31, 2009, respectively.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the three months ended March 31, 2008 and 2009, we recognized $141,000 and $19,000, respectively, under this agreement. As of December 31, 2008 and March 31, 2009, we have $80,000 and $99,000, respectively, outstanding under this gross profit margin guarantee.

During the three months ended March 31, 2008 and 2009, we recorded $0 and $206,000, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was no accounts receivable due from this customer as of December 31, 2008 and March 31, 2009.

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

We had been under examination by the Internal Revenue Service for the 2004, 2005 and 2006 tax years. The examination was concluded as of December 31, 2007 and final settlement was approximately $35,000, including interest and penalties. We are currently under examination for the 2007 tax year.

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

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout and regular jewelry merchandise, and rapidly respond to changing consumer demands for jewelry, watches and accessories. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

In addition to our auction site we have a fixed pricing format that offers similar merchandise as those listed for auction.  This online store provides us access to different types of consumers and we will plan to offer customers the ability to design their own jewelry including diamond earrings and rings in the near future.

Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; watches, accessories and brand name merchandise. We believe we are the second largest online retailer of jewelry based on revenue and the largest online jewelry auction site based on web traffic.

We sell to consumers looking for reliable bargains on jewelry, watches, accessories and brand name merchandise. Because we purchase and retain all of our inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We operate in a highly competitive market with low barriers to entry. By selling our own merchandise, we provide a buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from third-party sellers. We also provide a 15-day return policy on all merchandise. We believe that many of our customers resell merchandise that they purchase from our auctions on eBay, at local auctions, and through other retail channels. Our auctions and fixed price sales are conducted 24 hours a day, seven days a week. We also offer daily telephone customer support, 24-hour online live-help and e-mail customer support.

In line with our growth plans, we have completed a major upgrade of our auction platform at the end of 2007. The new auction LiveBid system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system touts high availability, faster end-user response time and greater scalability among the key features delivered in this release. We have leveraged this new software solution to launch additional site features and the new online retail store. We have launched the Spanish, Arabic and German versions of our website in 2008.

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

For online sales through our website, we recognize merchandise sales upon shipments made to consumers that are fulfilled from our warehouse. We require payment before we ship and the payment is generally made online by credit card or other electronic payment methods. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns and charge-backs from customers. For wholesale merchandise sales, we recognize sales when the merchandise is delivered to the customer and credit terms may be offered to such customers.

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

Outbound shipping costs on merchandise sales totaled $3.1 million and $1.7 million in the three months ended March 31, 2008 and 2009, respectively.

Returns and Allowances Reserve

We estimate potential future product returns and charge-backs related to current period revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. If actual returns are greater than our estimates, we will record additional returns and allowances in addition to our estimates, which will result in lower net revenue recorded during that period.  Reserves for returns and charge-backs are included in accrued expenses.

Inventories

Inventories consist mainly of merchandise purchased for resale and are stated at the lower of first-in, first-out (FIFO) cost or market.

Inventory Reserve

The unique nature of our business model where customers set the prices they are willing to pay may result in items selling below our cost, and we provide reserves against our inventory based on the estimated difference between the average selling price and the cost of inventory if the average selling price is lower than the cost of inventory. We also provide reserves for obsolescence and slow moving inventory.

Inventory Co-op Marketing Contributions

In the third quarter of 2007, we started to bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. In accordance with EITF 02-16:  Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, the co-op marketing contributions that  cannot be identified specifically to benefit the vendors are a reduction in cost of sales and will result in an increase in gross profit. We cannot specifically identify the benefit to each vendor; consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three months ended March 31, 2008 and 2009, we have recognized $3.6 million and $2.3 million of co-op marketing contributions, respectively. Approximately $3.8 million remain unamortized and is included as an offset to inventory at March 31, 2009. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $954,000 at March 31, 2009.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2008	2009

Net revenue	100.0%	100.0%
Gross profit	29.1	32.7
Operating expenses:
General & administrative	9.5	15.6
Sales & marketing	6.8	8.4
Depreciation & amortization	0.3	0.6
Total operating expenses	16.6	24.6
Income from operations	12.5	8.1
Interest income	0.0	0.0
Interest expense	0.0	0.0
Income tax expense	5.1	3.3
Net income	7.4%	4.8%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is not online, shipping and handling, auction transaction fee and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2008	2009

Merchandise sales	78.2%	85.8%
Wholesale merchandise sales	6.8	0.7
Shipping & handling	11.8	10.2
Transaction fees	3.0	3.0
Commissions	0.2	0.3
Total net revenue	100.0%	100.0%

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and related benefit costs for our employees. These expenses also include fulfillment, customer service, technology, professional fees, other general corporate expenses, and stock-based compensation, consisting substantially of stock option grants and restricted stock awards to employees and directors.

Sales and Marketing Expenses

Our marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factors in increasing demand for our jewelry products and increasing net revenue.

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Net income in the three months ended March 31, 2009 was $1.5 million, or $0.07 per basic and diluted share and net income in the three months ended March 31, 2008 was $4.6 million, or $0.19 and $0.18 per basic and diluted share, respectively. Net income decreased by 67.1% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Net Revenue

Net revenue decreased 49.7% to $31.2 million in the three months ended March 31, 2009 from $61.9 million in the three months ended March 31, 2008. Merchandise wholesale sales were $206,000 in the three months ended March 31, 2009 compared to $4.2 million in the three months ended March 31, 2008.

The continuing economic decline resulted in a major slowdown in our revenue in the first quarter of 2009 compared to the first quarter of 2008. There was an overall decrease in online demand for our jewelry as consumers reduced their discretionary spending. If the economy continues to decline it will cause a decline in demand and have a negative effect on our revenue. We anticipate that net revenue will be lower for the second and third quarters of 2009 compared to the first quarter as the second and third quarters are seasonally weak periods for jewelry sales.

Gross Profit

Gross profit decreased 43.5% to $10.2 million in the three months ended March 31, 2009 from $18.0 million in the three months ended March 31, 2008. The decrease in gross profit resulted from the decrease in sales revenue which declined by 49.7% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and offset by the increase in gross profit margin to 32.7% in the three months ended March 31, 2009 from 29.1% in the three months ended March 31, 2008. Gross profit margins benefited from the amortized co-op marketing contributions that reduced our cost of sales by $2.3 million and $3.6 million in the three months ended March 31, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses decreased 17.7% to $4.9 million in the three months ended March 31, 2009 from $5.9 million in three months ended March 31, 2008. The decrease in general and administrative expenses was due to our decline in revenue and corresponding decreases in payroll and payroll related expenses and administrative expenses. General and administrative expenses as a percentage of net revenue increased to 15.6% in the three months ended March 31, 2009 from 9.5% in the three months ended March 31, 2008.

An impairment charge of $89,000 was recorded in the three months ended March 31, 2009 on advances made to employees to purchase shares of our common stock when the value of our common stock held as collateral for the advances fell below the amount of the advances. The 154,000 shares of the common stock held as collateral were valued based on the closing price at March 31, 2009.

Sales & Marketing Expenses

Sales and marketing expenses decreased 37.9% to $2.6 million in the three months ended March 31, 2009 from $4.2 million in the three months ended March 31, 2008. Sales and marketing expenses as a percentage of net revenue increased to 8.4% in the three months ended March 31, 2009 from 6.8% in the three months ended March 31, 2008.

Income Tax Expense

Income tax expense decreased to $1.0 million in the three months ended March 31, 2009 from $3.2 million in the three months ended March 31, 2008 and the effective tax rates are 40.2% and 40.7%, respectively.

Additional Quarterly Data

	Three Months Ended March 31,
	2008	2009

Average gross selling price per order	$182	$181
Average orders per day	3,734	2,043
Average items sold per day	12,186	6,110
Acquisition costs per new buyer	$50	$51
Number of new buyers	83,179	51,021

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

As of March 31, 2009, we had a working capital surplus of $33.4 million and have no long-term debt obligations. Net cash provided by operating activities was $484,000 in the three months ended March 31, 2009 compared to $11.7 million in the three months ended March 31, 2008. Cash in the three months ended March 31, 2009 was primarily affected by changes in net income and inventories and in the three months ended March 31, 2008 was primarily affected by changes in net income, accounts receivable, inventories and accounts payable.

We recorded net income of $1.5 million in the three months ended March 31, 2009 compared to $4.6 million in the three months ended March 31, 2008. Cash flows from net income were used to meet our working capital requirements. In the three months ended March 31, 2009, inventories increased by $1.8 million. In the three months ended March 31, 2008, accounts receivable increased by $2.6 million, inventories decreased by $22.0 million and accounts payable decreased by $14.4 million. Inventories and accounts payable is affected by our revenue growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins and the current revenue trend.

Net cash used in investing activities was $625,000 in the three months ended March 31, 2009 compared to $203,000 in the three months ended March 31, 2008. In the three months ended March 31, 2009, we made a prepayment of $490,000 for intangible asset. During the three months ended March 31, 2009 and 2008, cash used for capital expenditures of $135,000 and $203,000, respectively, related mainly to acquisition of office and computer equipment and software.

In the three months ended March 31, 2009, net cash of $1.2 million was used in financing activities when $1.1 million was used to repurchase our common stock shares. In the three months ended March 31, 2008, net cash of $9.7 million was used in financing activities when $5.9 million was used to repay our revolving credit facility and $3.8 million was used to repurchase our common stock shares.

We believe that cash and cash equivalents currently on hand, cash flows from operations and the availability of a $25 million revolving line of credit will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure, and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventories we carry; acquisition and relocation to a new corporate office; and other factors relating to our business. Enhancement of our website, network infrastructure, transaction processing systems and a new ERP system will require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We anticipate increasing our system expenditures to accommodate these needs in the future. We may require additional financing in the future in order to execute our operating plan and we may not be able to obtain such financing. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt and equity.

Lease Obligations

The following table presents our contractual obligations at March 31, 2009, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property lease	$3,791	$1,157	$2,313	$321	$—
Equipment lease	193	56	103	34	—
	$3,984	$1,213	$2,416	$355	$—

We are obligated for the lease of our office and warehouse space. We lease a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse space in Culver City, California. The leases expire in June 2012 and August 2012, respectively. In March 2009, we extended the lease on our 50,000 square-foot office and warehouse by 32 months to expire in June 2012.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2009, that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 10, 2009, the Securities and Exchange Commission (“SEC”) issued a subpoena to produce documents relating to the Company’s inventory reserve policies, as well as other matters. We have been cooperating fully with the SEC regarding this matter.

On or about January 15, 2009, Landmark Technology, LLC (“Landmark”) filed a First Amended Complaint in the civil action titled Landmark Technology, LLC v. Zale Corp, et al. in the U.S. District Court for the Eastern District of Texas. The First Amended Complaint added the Company as a defendant and alleged that the Company infringed and is infringing certain patents of Landmark directly, contributory and by inducement. The First Amended Complaint seeks a temporary, preliminary and permanent injunction against infringement of the Landmark patents, damages (including a reasonable royalty and lost profits), enhanced or exemplary damages, a finding that the alleged infringement is “willful,” attorneys fees, costs and other relief. In April 2009, we have entered into  settlement negotiations.

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

The market price of our common stock has been subject to significant fluctuations and these fluctuations could continue. Some factors that could affect the market price of our common stock are as follows:

•                  actual or anticipated changes in our operating results,

•                  our stock is subject to short selling and may cause trading in our common stock to be volatile,

•                  changes in research analysts’ recommendations or estimates of financial performance,

•                  changes in market valuation of similar companies, economic and general market conditions,

•                  announcements of significant contracts, company developments, commercial relationships, banking credit facilities, capital commitments, acquisitions or joint ventures,

•                  issuance of additional shares of common stock or other securities, and

•                  intellectual property or litigation development.

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

In the three month period ended March 31, 2008 and 2009, 23.6% and 30.3%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top two suppliers accounted for approximately 31.1%, 24.0% and 14.6% of our total purchases in 2006, 2007, and 2008, respectively. In the three month period ended March 31, 2008 and 2009, 13.2% and 17.4%, respectively, were purchased from our top two suppliers.

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

Our performance depends substantially upon David Zinberg, our Chairman of the Board and Chief Executive Officer, who has extensive experience with the purchase and sale of jewelry. We rely on Mr. Zinberg to make critical operational decisions on a daily basis, such as product offerings and purchases, and to make key strategic plans. We have an employment agreement with Mr. Zinberg extending through 2009 and renewable annually. The loss of the services of Mr. Zinberg would adversely affect our business and operations.

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

Our founder, executive officers, and directors together own approximately 31.4% of our common stock as of March 31, 2009. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman and Chief Executive Officer, owns an additional 31.3% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2. UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES

No stock awards and stock options were granted during the three months ended March 31, 2009.

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended March 31, 2009:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2009	Purchased	Share	Program	Program (1)
January 1 – January 31	25,685	$2.92	1,879,558	$6,514,429
February 1 – February 29	43,734	2.95	1,923,292	$19,885,607
March 1 – March 31	266,735	$3.26	2,190,027	$19,015,141
Total	336,154

(1)                                  In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

ITEM 6. EXHIBITS

10.1	Addendum No. 3 to Standard Industrial/Commercial Multi-Tenant Lease — Net, dated March 26, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 1, 2009).

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM, INC.

	By:	/s/ DAVID ZINBERG

David Zinberg
President and Chief Executive Officer

	By:	/s/ LAWRENCE KONG

Lawrence Kong
Principal Accounting Officer

Dated: May 5, 2009