Form 10-Q
period 2009-06-30
Bidz.com, Inc.
filed 2009-08-10
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,  “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of July 31, 2009: 22,214,340

This quarterly report includes forward looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, as they relate to us, are intended to identify forward looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward looking statements are subject to a number of risks, uncertainties and assumptions discussed throughout this filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	December 31,	June 30,
	2008	2009
		(Unaudited)
Assets
Current assets:
Cash	$4,456	$1,533
Accounts receivable	591	409
Inventories, net of reserves of $820 and $1,455 at December 31, 2008 and June 30, 2009, respectively	37,657	39,916
Other receivable (includes related party amounts of $102 and $167 at December 31, 2008 and June 30, 2009, respectively)	1,041	1,509
Current deferred tax assets	1,950	1,879
Other current assets	689	931
Total current assets	46,384	46,177
Long term deferred tax asset	84	263
Property and equipment, net	1,672	1,463
Intangible asset	161	161
Deposits	104	454
Total assets	$48,405	$48,518

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$—	$—
Accounts payable (includes related party amounts of $1,364 and $1,940 at December 31, 2008 and June 30, 2009, respectively)	9,636	11,310
Accrued expenses	3,091	2,512
Deferred revenue	872	793
Total current liabilities	13,599	14,615

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2008 and June 30, 2009, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued 22,917,918 and 22,879,416 shares and outstanding 22,917,918 and 22,524,765 shares at December 31, 2008 and June 30, 2009, respectively	23	23
Additional paid in capital	24,520	22,307
Shares held in treasury, at cost; 0 and 354,651 shares at December 31, 2008 and June 30, 2009, respectively	—	(1,098)
Employees share purchase receivable	(708)	(434)
Accumulated earnings	10,971	13,105
Total stockholders’ equity	34,806	33,903

	$48,405	$48,518

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net revenue:
Merchandise sales	$46,389	$26,388	$103,998	$57,278
Wholesale merchandise sales (includes related party amounts of $0 and $471 for three months ended June 30 2008 and 2009, respectively, and $0 and $677 for six months ended June 30, 2008 and 2009, respectively)	8,426	471	12,628	677
Other revenue	171	86	289	166
	54,986	26,945	116,915	58,121
Cost of revenue	39,668	18,710	83,561	39,701
Gross Profit	15,318	8,235	33,354	18,420
Operating expenses:
General and administrative	5,680	4,748	11,587	9,609
Sales and marketing	3,131	2,127	7,330	4,732
Depreciation and amortization	172	193	334	373
Total operating expenses	8,983	7,068	19,251	14,714
Income from operations	6,335	1,167	14,103	3,706
Other income - interest income	10	—	23	2
Other expense - interest (expense)	(80)	(3)	(91)	(14)
Income before income tax expense	6,265	1,164	14,035	3,694
Income tax expense	2,650	544	5,815	1,560
Net income	$3,615	$620	$8,220	$2,134

Net income per share available to common shareholders - basic	$0.15	$0.03	$0.34	$0.09
Net income per share available to common shareholders - diluted	$0.14	$0.03	$0.32	$0.09
Weighted average number of shares outstanding - basic	23,828,186	22,936,808	24,183,225	22,879,979
Weighted average number of shares outstanding - diluted	25,739,058	22,936,808	25,822,351	22,879,979

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2009

Cash flows provided by (used for) operating activities:
Net income	$8,220	$2,134

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334	373
Change in inventory reserve	(566)	635
Impairment in employees share purchase receivable	—	274
Stock-based compensation	534	335
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	823	182
Inventories	2,520	(2,894)
Other receivable	—	(468)
Current deferred tax assets	—	71
Other current assets	1,840	(242)
Increase (decrease) in liabilities:
Accounts payable	(8,038)	1,324
Accrued expenses	(1,088)	(579)
Deferred revenue	(1,237)	(79)
Net cash provided by operating activities	3,342	1,066

Cash flows used for investing activities:
Capital expenditures	(431)	(164)
Disposal of fixed assets	19	—
Net cash used for investing activities	(412)	(164)
Cash flows provided by (used for) financing activities:
Long term deferred tax asset	—	(179)
Revolving credit line	(327)	—
Proceeds from exercise of stock options	130	—
Tax benefit from stock based compensation	42	(70)
Purchase of treasury stock	(6,965)	(3,576)
Net cash used for financing activities	(7,120)	(3,825)

Net increase (decrease) in cash	(4,190)	(2,923)
Cash, beginning of period	4,808	4,456
Cash, end of period	$618	$1,533

Supplemental disclosure of cash flow information:

Interest paid	$91	$14

Income taxes paid	$6,472	$2,000

Supplemental disclosure of non-cash investing and financing activities:

Retirement of treasury shares	$7,349	$2,478

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2009

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2008 filed in the Annual Report on Form 10-K by the Company on February 25, 2009 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of June 30, 2009 and the results of operations for the three month and six month periods ended June 30, 2008 and 2009 and the cash flows for the six month periods ended June 30, 2008 and 2009.  The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for return and allowance reserve, inventory reserve, inventory vendor marketing reserves, deferred tax assets, deferred tax liabilities and accrued expenses.

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. In June 2006, we reincorporated in Delaware, and with our principal location of business in Los Angeles. We operate websites located at www.bidz.com and www.buyz.com for the purpose of selling merchandise, and utilizing our unique sales auction and fixed price platforms.

We sell our products throughout the United States and have expanded the reach of our customer base to Europe, the Middle East, Asia and Australia. Revenue generated from the United States accounted for approximately 74.9% and 65.7% of net revenue for the three months ended June 30, 2008 and 2009, respectively, and 75.7% and 67.8% for the six months ended June 30, 2008 and 2009, respectively.

Recent Developments

In July 2009, we made available to our approved customers Bill Me Later’s flexible financing option such as no payment for 90 days. Bill Me Later is a convenient and secure way to pay and allows online shoppers to purchase items without the use of a credit card.

In 2009, we plan to implement throughout our Company an ERP system based on Microsoft Dynamics AX that will fundamentally change and improve our IT, operational and accounting infrastructure. In the second quarter of 2009, we succesfully migrated our accounting system to Microsoft Dynamics AX and our other operating areas will transition later in 2009.

In February 2009, our Board of Directors authorized an increase in the open market stock buyback program of our outstanding common stock to $33.5 million from $20 million. The stock buybacks will be at prices deemed appropriate by management over a 24 month period. As of June 30, 2009, we have purchased a cumulative total of 2.9 million shares for $17.0 million and 2.5 million shares have been retired which reduced our number of shares outstanding. The balance of the 355,000 shares was retired in July 2009 and it is our policy to retire all shares acquired in the buyback.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162.” SFAS 168 established the effective date for use of the FASB codification for interim and annual periods ending after September 15, 2009 and account for the adoption of the guidance on a prospective basis. We do not anticipate the adoption of SFAS 168 will have a material impact on our financial statements. We will update our disclosures for the appropriate FASB codification references upon adoption, in the third quarter of 2009.

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

In September 2006, the FASB issued Statement SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 did not have a material impact on our financial statements.

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

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month and six month periods ending June 30, 2008 and 2009.  The following table sets forth the computation of basic and diluted net income per share.

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Basic and diluted net income per share:
Numerator:
Net income	$3,615	$620	$8,220	$2,134
Denominator:
Weighted common shares outstanding	23,828,186	22,936,808	24,183,225	22,879,979
Effect of dilutive securities	1,910,872	—	1,639,126	—
Denominator for diluted calculation	25,739,058	22,936,808	25,822,351	22,879,979
Net income per share, basic	$0.15	$0.03	$0.34	$0.09
Net income per share, diluted	$0.14	$0.03	$0.32	$0.09

3.             Inventories

Inventories, which are pledged as collateral for our revolving line of credit, consist of the following (in thousands):

	December 31, 2008	June 30, 2009 (unaudited)

Fine jewelry, watches and other (net of vendor marketing contributions of $4,313 and $4,033 at December 31, 2008 and June 30, 2009, respectively)	$37,485	$37,384
Loose diamonds and semi-precious stones	570	599
Prepaid inventory	36	3,356
Inventory with manufacturing vendors	386	32
Product inventories	38,477	41,371
Less: Inventory reserve	(820)	(1,455)
	$37,657	$39,916

4.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, wholly owned by Bank of America, to provide working capital financing secured by inventories, accounts receivable and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10 million. During the three month period ended March 31, 2008 we successfully increased the limit to $25 million. The revolving credit line agreement expires in July of 2010. As of June 30, 2009, there was no outstanding balance under the revolving credit line. Under the terms and conditions of the revolving credit line agreement, the Company is subject to certain restrictive covenants for which it is in compliance at June 30, 2009. The consequences of not meeting restrictive covenants could include a reduction or withdrawal of the revolving credit line.

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

We adopted SFAS 123R using the prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the three months and six months ended June 30, 2008 and 2009, respectively, reflect the impact of adopting SFAS 123R.

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

Under SFAS 123R, we have used the Black-Scholes model to estimate the fair value of options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumption regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

SFAS No. 123(R) requires us to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R), as if we had adopted SFAS No. 123 at its effective date of January 1, 1995. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $88,000 and $254,000 for the three months ended June 30, 2008 and 2009, respectively and $176,000 and $335,000 for the six months ended June 30, 2008 and 2009, respectively. The unamortized stock-based expense for restricted stock awards was $3.2 million at June 30, 2009.

A summary of all restricted stock activity during the six months ended June 30, 2009 is as follows:

Restricted shares outstanding, December 31, 2008	117,800
Shares granted	666,000
Shares vested	(27,500)
Shares forfeited	(9,000)
Restricted shares outstanding, June 30, 2009	747,300

Stock Options

We adopted our 2001 Stock Option Plan, our 2002 Special Stock Option Plan and our 2006 Stock Award Plan (collectively, the ‘‘Plans’’), in January 2001, January 2002, and March 2006, respectively. The 2006 Plan provides for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company.  The vesting requirements, performance thresholds and other terms and conditions of options granted under the Plans will be determined by our Compensation Committee and Board of Directors.

The following is a summary of stock option activity as of June 30, 2009, and changes during the six months ended June 30, 2009.

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2008	6,864,500	6.08	2.36	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	6,000	6.00
Outstanding at June 30, 2009	6,858,500	6.08	1.87	—
Vested and Exercisable at June 30, 2009	6,858,500	6.08	1.87	—

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009.

			Options outstanding and exercisable as of June 30, 2009
			Options outstanding		Options exercisable
Range of exercise prices		Number outstanding 6/30/2009	Weighted average remaining contractual	Weighted average exercise price	Number exercisable 6/30/2009	Weighted average exercise price

$6.00	$6.00	6,625,500	1.84	$6.00	6,625,500	$6.00
$6.50	$6.50	105,500	2.69	$6.50	105,500	$6.50
$9.90	$9.90	127,500	2.96	$9.90	127,500	$9.90
$6.00	$9.90	6,858,500	1.87	$6.08	6,858,500	$6.08

The stock-based compensation expense from stock options for the three months ended June 30, 2008 and 2009 totaled $179,000 and $0, respectively and for the six months ended June 30, 2008 and 2009 totaled $358,000 and $0, respectively. The unamortized stock-based compensation expense from stock options as of June 30, 2009 is $0. No stock options were granted in the three months ended June 30, 2008 and 2009 and in the six months ended June 30, 2008 and 2009.

6.                                      Segment Information

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three month and six month periods ended June 30, 2008 and 2009. Net revenue by geographic area was as follows:

(in thousands, except percentage data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2009		2008		2009
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$41,167	74.9%	$17,695	65.7%	$88,492	75.7%	$39,418	67.8%
International	13,819	25.1%	9,249	34.3%	28,423	24.3%	18,703	32.2%

Total	$54,986	100.0%	$26,944	100.0%	$116,915	100.0%	$58,121	100.0%

7.                                      Concentrations

Purchases from two vendors amounted to $5.4 million and $6.3 million representing 9.4% and 33.7% of the total purchases during the three months ended June 30, 2008 and 2009, respectively, and $6.9 million and $9.4 million representing 9.0% and 23.3% of the total purchases during the six months ended June 30, 2008 and 2009. Outstanding accounts payable to the two vendors totaled $1.3 million and $1.9 million as of December 31, 2008 and June 30, 2009, respectively. Loss of either of these vendors is not expected to have a significant negative impact on the operations of the Company.

8.                                      Related Party Transaction

During the three months ended June 30, 2008 and 2009, we purchased approximately 4.2% and 9.5%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 5.2% of our outstanding common stock as of June 30, 2009. During the six months ended June 30, 2008 and 2009, we purchased approximately 3.9% and 6.7%, respectively of our merchandise from LA Jewelers, Inc. The accounts payable balances due to LA Jewelers were $1.4 million and $1.9 million as of December 31, 2008 and June 30, 2009, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the three months ended June 30, 2008 and 2009, we earned approximately $131,000 and $69,000, respectively from LA Jewelers relating to co-op marketing contributions and $60,000 was unamortized as of June 30, 2009. For the six months ended June 30, 2008 and 2009, we earned approximately $613,000 and $250,000, respectively. The amounts of co-op marketing contributions due from LA Jewelers were $22,000 and $69,000 as of December 31, 2008 and June 30, 2009, respectively.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the three months ended June 30, 2008 and 2009, we recognized $81,000 and $152,000, respectively, under this agreement and for the six months ended June 30, 2008 and 2009, we recognized $222,000 and $172,000, respectively. As of December 31, 2008 and June 30, 2009, we have $80,000 and $98,000, respectively, outstanding under this gross profit margin guarantee.

During the three months ended June 30, 2008 and 2009, we recorded $0 and $471,000, respectively, and during the six months ended June 30, 2008 and 2009, we recorded $0 and $677,000, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was no accounts receivable due from this customer as of December 31, 2008 and June 30, 2009.

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

10.          Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business.  Although the Company believes it has defenses to the allegations and intends to pursue them vigorously, management does not currently have sufficient information to assess the validity of the claims or the amount of potential damages.  Company management currently believes, however, that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.  Refer to Item 1 of Part II - Legal Proceedings.

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

We sell to consumers looking for reliable bargains on jewelry, watches, accessories and brand name merchandise. Because we purchase and retain all of our inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We operate in a highly competitive market with low barriers to entry. By selling our own merchandise, we provide a buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from third-party sellers. We also provide a 15-day return policy on all merchandise. We believe that many of our customers resell merchandise that they purchase from our auctions on eBay, at local auctions, and through other retail channels. Our auctions and fixed price sales are conducted 24 hours a day, seven days a week. We also offer daily telephone customer support and 24-hour online live-help and e-mail customer support.

In line with our growth plans, we completed a major upgrade of our auction platform at the end of 2007. The new auction LiveBid system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system touts high availability, faster end-user response time and greater scalability among the key features delivered in this release. We have leveraged this new software solution to launch additional site features and the new online retail store. We launched the Spanish, Arabic and German versions of our website in 2008.

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

Outbound shipping costs on merchandise sales totaled $2.6 million and $1.5 million in the three months ended June 30, 2008 and 2009, respectively and $5.6 million and $3.1 million in the six months ended June 30, 2008 and 2009, respectively.

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

Inventory Co-op Marketing Contributions

In the third quarter of 2007, we started to bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. In accordance with EITF 02-16:  Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, the co-op marketing contributions that  cannot be identified specifically to benefit the vendors are a reduction in cost of sales and will result in an increase in gross profit. We cannot specifically identify the benefit to each vendor; consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three months ended June 30, 2008 and 2009, we have recognized $2.8 million and $1.9 million of co-op marketing contributions, respectively, and for the six months ended June 30, 2008 and 2009, we have recognized $6.7 million and $4.2 million, respectively. Approximately $4.0 million remain unamortized and is included as an offset to inventory at June 30, 2009. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $934,000 and $1.3 million at December 31, 2008 and June 30, 2009, respectively.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.9	30.6	28.5	31.7
Operating expenses:
General & administrative	10.3	17.6	9.9	16.5
Sales & marketing	5.7	7.9	6.3	8.1
Depreciation & amortization	0.3	0.7	0.3	0.7
Total operating expenses	16.3	26.2	16.5	25.3
Profit from operations	11.6	4.3	12.0	6.4
Interest income	0.0	0.0	0.0	0.0
Interest expense	0.1	0.0	0.1	0.0
Income tax expense	4.9	2.0	4.9	2.7
Net income	6.6%	2.3%	7.0%	3.7%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that are not online, shipping and handling, auction transaction fees and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Merchandise sales	70.9%	84.3%	74.8%	85.1%
Wholesale merchandise sales	15.3	1.8	10.8	1.2
Shipping & handling	10.9	10.6	11.4	10.4
Transaction fee	2.6	3.0	2.8	3.0
Other revenue	0.3	0.3	0.2	0.3

Total net revenue	100.0%	100.0%	100.0%	100.0%

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and related benefit costs for our employees. These expenses also include fulfillment, customer service, technology, professional fees, other general corporate expenses, and stock-based compensation, consisting substantially of restricted stock awards and stock option grants to employees and directors.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factors in increasing demand for our jewelry products and increasing net revenue.

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Net income in the three months ended June 30, 2009 was $620,000, or $0.03 per basic and diluted share and net income in the three months ended June 30, 2008 was $3.6 million, or $0.15 and $0.14 per basic and diluted share, respectively. Net income decreased by 82.9% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Net Revenue

Net revenue decreased 51.0% to $26.9 million in the three months ended June 30, 2009 from $55.0 million in the three months ended June 30, 2008. Merchandise wholesale sales were $471,000 in the three months ended June 30, 2009 compared to $8.4 million in the three months ended June 30, 2008.

The continuing economic decline resulted in a major slowdown in our revenue in the second quarter of 2009 compared to the second quarter of 2008. We believe there was an overall decrease in online demand for our jewelry as consumers reduced their discretionary spending. If the economy continues to decline it will cause a decline in demand and have a negative effect on our revenue. We anticipate that net revenue will be lower for the third quarter of 2009 compared to the second quarter as the third quarter is a seasonally weak period for jewelry sales.

Our inventory currently includes a variety of branded merchandise and many at higher prices in preparation for the holiday shopping season in the fourth quarter of 2009. The current abundance of closeouts has allowed us to stock up on merchandise that would offer good value to our customers.

Gross Profit

Gross profit decreased 46.2% to $8.2 million in the three months ended June 30, 2009 from $15.3 million in the three months ended June 30, 2008. The decrease in gross profit resulted from the decrease in sales revenue which declined by 51.0% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and offset by the increase in gross profit margin to 30.6% in the three months ended June 30, 2009 from 27.9% in the three months ended June 30, 2008. Gross profit margins benefited from the amortized co-op marketing contributions that reduced our cost of sales by $1.9 million and $2.8 million in the three months ended June 30, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses decreased 16.4% to $4.7 million in the three months ended June 30, 2009 from $5.7 million in three months ended June 30, 2008. The decrease in general and administrative expenses was due to our decline in revenue and corresponding decreases in payroll and payroll related expenses and administrative expenses. General and administrative expenses as a percentage of net revenue increased to 17.6% in the three months ended June 30, 2009 from 10.3% in the three months ended June 30, 2008.

An impairment charge of $185,000 was recorded in the three months ended June 30, 2009 on advances made to employees to purchase shares of our common stock when the value of our common stock held as collateral for the advances fell below the amount of the advances. The 154,000 shares of the common stock held as collateral were valued based on the closing price at June 30, 2009.

Sales and Marketing Expenses

Sales and marketing expenses decreased 32.1% to $2.1 million in the three months ended June 30, 2009 from $3.1 million in the three months ended June 30, 2008. Sales and marketing expenses as a percentage of net revenue increased to 7.9% in the three months ended June 30, 2009 from 5.7% in the three months ended June 30, 2008.

Income Tax Expense

Income tax expense decreased to $544,000 in the three months ended June 30, 2009 from $2.7 million in the three months ended June 30, 2008 and the effective tax rates are 46.7% and 42.3%, respectively.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Net income in the six months ended June 30, 2009 was $2.1 million, or $0.09 per basic and diluted share and net income in the six months ended June 30, 2008 was $ 8.2 million or $0.34 and $0.32 per basic and diluted share, respectively. Net income decreased by 74.0% in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Net Revenue

Net revenue decreased 50.3% to $58.1 million in the six months ended June 30, 2009 from $116.9 million in the six months ended June 30, 2008. Merchandise wholesale sales were $677,000 in the six months ended June 30, 2009 compared to $12.6 million in the three months ended June 30, 2008.

The continuing economic decline resulted in a major slowdown in our revenue in the first half of 2009 compared to the first half of 2008. We believe there was an overall decrease in online demand for our jewelry as consumers reduced their discretionary spending. If the economy continues to decline it will cause a decline in demand and have a negative effect on our revenue.

Gross Profit

Gross profit decreased 44.8% to $18.4 million in the six months ended June 30, 2009 from $33.4 million in the six months ended June 30, 2008. The decrease in gross profit resulted from the decrease in sales revenue which declined by 50.3% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 and offset by the increase in gross profit margin to 31.7% in the six months ended June 30, 2009 from 28.5% in the six months ended June 30, 2008. Gross profit margins benefited from the amortized co-op marketing contributions that reduced our cost of sales by $4.2 million and $6.7 million in the six months ended June 30, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses decreased by 17.1 % to $9.6 million in the six months ended June 30, 2009 from $11.6 million in the six months ended June 30, 2008. The decrease in general and administrative expenses was due to our decline in revenue and corresponding decreases in payroll and payroll related expenses and administrative expenses. General and administrative expenses as a percentage of net revenue increased to 16.5% in the six months ended June 30, 2009 from 9.9% in the six months ended June 30, 2008.

An impairment charge of $274,000 was recorded in the six months ended June 30, 2009 on advances made to employees to purchase shares of our common stock when the value of our common stock held as collateral for the advances fell below the amount of the advances. The 154,000 shares of the common stock held as collateral were valued based on the closing price at June 30, 2009.

Sales and Marketing Expenses

Sales and marketing expenses decreased 35.4 % to $4.7 million in the six months ended June 30, 2009 from $7.3 million in the six months ended June 30, 2008. Sales and marketing expenses as a percentage of net revenue increased to 8.1% in the six months ended June 30, 2009 from 6.3% in the six months ended June 30, 2008.

Income Tax Expense

Income tax expense decreased to $1.6 million in the six months ended June 30, 2009 from $5.8 million in the six months ended June 30, 2008 and the effective tax rate are 42.2% and 41.4%, respectively.

Additional Quarterly Data

	Quarter Ended
	March 31,	June 30,	March 31,	June 30,
	2008	2008	2009	2009

Average selling price per order (gross)	$182	$183	$181	$180
Average orders per day	3,734	3,023	2,043	1,712
Average items sold per day	12,186	10,082	6,110	5,956
Acquisition costs per new buyer	$50	$48	$51	$55
Number of new buyers	83,179	64,882	51,021	38,577

Wholesale merchandise sales are excluded in computing additional quarterly data.

Liquidity and Capital Resources

The significant components of our working capital are inventory and liquid assets such as cash and accounts receivable, reduced by revolving credit line, accounts payable, accrued expenses and deferred revenue. Our business model contains beneficial working capital characteristics: while we collect cash from sales to customers within several business days of the related sale, we typically have longer payment terms with our suppliers.

As of June 30, 2009, we had a working capital surplus of $31.6 million and have no long-term debt obligations. Net cash provided by operating activities was $1.1 in the six months ended June 30, 2009 compared to $3.3 million in the six months ended June 30, 2008. Cash in the six months ended June 30, 2009 was primarily affected by changes in net income, inventories and accounts payable, and in the six months ended June 30, 2008 was primarily affected by changes in net income, inventories and accounts payable.

We recorded net income of $2.1 million in the six months ended June 30, 2009 compared to $8.2 million in the six months ended June 30, 2008. Cash flows from operating activities were used to meet our working capital requirements. In the six months ended June 30, 2009, inventories increased by $2.9 million and accounts payable increased by $1.3 million. In the six months ended June 30, 2008, inventories decreased by $2.5 million and accounts payable decreased by $8.0 million. Inventories and accounts payable is affected by our revenue growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins and the current revenue trend.

Net cash used in investing activities was $164,000 in the six months ended June 30, 2009 compared to $412,000 in the six months ended June 30, 2008. During the six months ended June 30, 2009 and 2008, cash used for capital expenditures of $164,000 and $431,000, respectively, related mainly to acquisition of office and computer equipment and software.

In the six months ended June 30, 2009, net cash of $3.8 million was used in financing activities when $3.6 million was used to repurchase our common stock shares. In the six months ended June 30, 2008, net cash of $7.1 million was used in financing activities when $7.0 million was used to repurchase our common stock shares.

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

Lease Obligations

The following table presents our contractual obligations at June 30, 2009, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property lease	$3,515	$1,162	$2,323	$30	$—
Equipment lease	179	55	103	21	—
	$3,694	$1,217	$2,426	$51	$—

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

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting include those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2009, that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May and June, 2009, the Company and certain of its officers were named as defendants in three parallel class actions complaints filed in the United States District Court for the Central District of California (Ramon Gomez v. Bidz.com, Inc., et al., cv09-3216 (CBM) (C.D. Cal.; filed on May 7, 2009); James Mitchell v. Bidz.com, Inc., et al., cv09-03671 (CBM) (C.D. Cal.; filed on May 22, 2009); Mark Valczyk v. Bidz.com, Inc., et al., cv09-0396 (CBM) (C.D. Cal.; filed on June 3, 2009)).  On July 30, 2009, the Court ordered the cases to be consolidated and appointed Roland Pomfret as the lead plaintiff.  The  lawsuits purport to represent the class of shareholders who purchased the Company’s common stock between August 13, 2007 and November 27, 2007.  The complaints charge the Company and certain of its officers and directors with violations of §10(b) and §20(a) of the Securities Exchange Act of 1934. The complaints allege that we failed to disclose unethical and fraudulent business practices that were alleged in a November 26, 2007 report by Citron Research (Stocklemon.com), that we did not have controls in place to prevent “shill bidding” and that we use unreliable or false appraisal prices on our merchandise. We believe that the lawsuits are meritless and intend to defend the cases vigorously.

In May and July, 2009, the Company and certain of its officers and its Board of Directors were named as defendants in two shareholder derivative lawsuits filed in the Superior Court of California, County of Los Angeles, and the United States District Court for the Central District of California, respectively (Bahram Akhavan v. Bidz.com, Inc. et al. BC414198 (filed May 20, 2009); Farris Hassan v. Bidz.com, Inc., et al. , cv09-04984 (CBM) (C.D. Cal.; filed on July 10, 2009)).  The Complaint alleges violations of law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code that occurred between August 2007 and the present and that have caused substantial monetary loss to the Company and other damages, such as to its reputation and goodwill. We believe that the lawsuits are meritless and intend to defend the cases vigorously.

In May 2009, the Company received a Civil Investigative Demand for information from the Federal Trade Commission (“FTC”) relating to email marketing practices. We have been cooperating fully with the FTC regarding this matter, and we do not believe that the investigation will adversely affect management, our results of operations or our financial position.

On February 10, 2009, the Securities and Exchange Commission (“SEC”) issued a subpoena to produce documents relating to the Company’s inventory reserve policies, as well as other matters. We have been cooperating fully with the SEC regarding this matter, and we do not believe that the investigation will adversely affect management, our results of operations or our financial position.

On or about June 25, 2009, the Company was named as a defendant in a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas, Tyler Division (Soverain Software LLC v. J.C. Penney Corporation, Inc., Amway Corp., Avon Products, Inc., Bidz.com, Inc., Etronics, Inc. HSN, Inc., HSN Improvements, LLC, Cornerstone Brands, Inc., Ballard Designs, Inc., Garnet Hill, Inc., Smith & Noble, LLC, The Territory Ahead, Inc., QVC, Inc., Shutterfly, Inc., Victoria’s Secret Stores Brand Management, Inc., Victoria’s Secret Direct Brand Management, LLC, VistaPrint, Ltd., and VistaPrint USA, Inc. cv6:09-CV-274).  The Complaint alleges that defendants’ ecommerce sites infringe one or more patents held by the plaintiff.   The Plaintiff seeks a judgment that its patents are not invalid and enforceable, a preliminary and permanent injunction against infringement of the patents, damages (including treble damages) and attorneys fees.  We believe that the lawsuit is meritless and intend to defend the case vigorously.

On or about January 15, 2009, Landmark Technology, LLC (“Landmark”) filed a First Amended Complaint in the civil action titled Landmark Technology, LLC v. Zale Corp, et al. in the U.S. District Court for the Eastern District of Texas. The First Amended Complaint added the Company as a defendant and alleged that the Company infringed and is infringing certain patents of Landmark directly, contributory and by inducement. The First Amended Complaint seeks a temporary, preliminary and permanent injunction against infringement of the Landmark patents, damages (including a reasonable royalty and lost profits), enhanced or exemplary damages, a finding that the alleged infringement is “willful,” attorneys fees, costs and other relief.  We have negotiated a settlement and the case was dismissed in June 2009.

On or about September 29, 2008, the Company, David Zinberg and Marina Zinberg were named as defendants in a complaint filed in the United States District Court for the Central District of California (Marla Tidenberg v. Bidz.com, Inc., et al., cv08 05553 (PSG)).  On March 19, 2009, Tidenberg filed a Third Amended Complaint, which names only the Company as a defendant.  The lawsuit alleges, among other things, that we engaged in unfair business practices by misrepresenting the value of our merchandise and by “false” bidding. The complaint purports to represent a class of persons who purchased any merchandise from us. We believe that the lawsuit is meritless and intend to defend the case vigorously.

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

In the three month periods ended June 30, 2008 and 2009, 25.1% and 34.3%, respectively, and in the six month periods ended June 30, 2008 and 2009, 24.3% and 32.2%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top two suppliers accounted for approximately 31.1%, 24.0% and 14.6% of our total purchases in 2006, 2007, and 2008, respectively. In the three month period ended June 30, 2008 and 2009, 9.4% and 33.7%, respectively, and in the six month period ended June 30, 2008 and 2009, 9.0% and 23.3%, respectively, were purchased from our top two suppliers.

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

Because we carry  our jewelry products in inventory, our net revenue and gross margin may decrease if we are unable to predict and plan for changes in consumer demand.

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

There has been an increase in attention to “conflict” diamonds originating out of war-torn regions of Africa. The proceeds from the sale of “conflict” diamonds have been used to fund ongoing aggression and terrorist activities throughout the world. We make every effort to evaluate our vendor sources to ensure they are not a dealer in “conflict” diamonds. In addition we have implemented an anti-

money laundering program to guard against both illicit purchase and sales activities. If these risks were to occur, we may face a negative public reaction to our brand name resulting in loss of sales.

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

We are subject to increasing regulation at the federal, state, and international levels relating to privacy and the use of personal user information designed to protect the privacy of personally identifiable information as well as to protect against its misuse. These laws include the Federal Trade Commission Act, the CAN-SPAM Act of 2003, the Children’s Online Privacy Protection Act, the Fair Credit Reporting Act, the Homeland Security Act, and related regulations. In May 2009, we received a Civil Investigation Demand for Information from the Federal Trade Commissioner (“FTC”) relating to email marketing practices. We have been cooperating fully with the FTC regarding this matter. Several states have proposed legislation that would limit the use of personal information gathered online or require online services to establish privacy policies. Moreover, proposed legislation in the United States and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct, and delete personal information stored by companies. These regulations and other laws, rules, and regulations enacted in the future may adversely affect our ability to collect, disseminate, or share demographic and personal information about users and our ability to e-mail or telephone users, which could be costly and adversely affect our marketing efforts.

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

The Federal Trade Commission also has settled several proceedings against companies regarding the manner in which personal information is collected from users and provided to third parties. As noted above, we are cooperating with the FTC in an investigation relating to email marketing. See Item 1, Legal Proceedings. Specific statutes intended to protect user privacy have been passed in many foreign jurisdictions. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions among our users, such as payment companies and shipping companies, is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the use of the Internet. This could reduce demand for our products, increase the cost of our doing business, expose us to litigation costs, increase our service or delivery costs, or otherwise harm our business.

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

Our performance depends substantially upon David Zinberg, our Chairman of the Board and Chief Executive Officer, who has extensive experience with the purchase and sale of jewelry. We rely on Mr. Zinberg to make critical operational decisions on a daily basis, such as product offerings and purchases, and to make key strategic plans. We have an employment agreement with Mr. Zinberg extending through July 2010 and renewable annually. The loss of the services of Mr. Zinberg would adversely affect our business and operations.

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

Our founder, executive officers, and directors together own approximately 36.9% of our common stock as of June 30, 2009. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman and Chief Executive Officer, owns an additional 30.6% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2009, we issued 666,000 restricted stock awards of our common stock, with 25% vesting at the end of each year over a four year period, under the 2006 Award Plan to management and key employees for services rendered to our Company. No stock options were granted during the three months ended June 30, 2009.

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended June 30, 2009:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2009	Purchased	Share	Program	Program (1)
April 1- April 30	172,182	$4.04	2,362,209	$18,319,000
May 1- May 31	187,166	3.78	2,549,375	$17,612,000
June 1 – June 30	354,651	$3.10	2,904,026	$16,514,000
Total	713,999

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 28, 2009. The following items were voted on by our stockholders:

Election of Class III member of our Board of Directors for a term expiring in 2012

		FOR	WITHHELD/ AGAINST
Garry Y. Itkin		18,747,315	336,057

	FOR	AGAINST	ABSTAIN
Proposal to approve the ratification of the appointment of Stonefield Josephson Inc. as the Company’s independent auditors for the fiscal year ending December 31, 2009	19,073,595	7,141	2,636

ITEM 6. EXHIBITS

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM, INC.

	By:	/s/ DAVID ZINBERG

David Zinberg
Chief Executive Officer

	By:	/s/ LAWRENCE KONG

Lawrence Kong
Principal Accounting Officer

Dated: August 10, 2009