Form 10-Q
period 2009-09-30
Bidz.com, Inc.
filed 2009-11-09
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

☐  Yes    ☒  No

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of October 31, 2009: 22,114,786

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	December 31,	September 30,
	2008	2009
		(Unaudited)
Assets
Current assets:
Cash	$4,456	$1,144
Accounts receivable	591	580
Inventories, net of reserves of $820 and $1,870 at December 31, 2008 and September 30, 2009, respectively	37,657	43,685
Other receivable (includes related party amounts of $102 and $270 at December 31, 2008 and September 30, 2009, respectively	1,041	1,628
Current deferred tax assets	1,950	1,679
Other current assets	689	1,447
Total current assets	46,384	50,163
Long term deferred tax asset	84	484
Property and equipment, net	1,672	1,423
Intangible asset	161	241
Deposits	104	104
Total assets	$48,405	$52,415

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$—	$2,535
Accounts payable (includes related party amounts of $1,364 and $2,092 at December 31, 2008 and September 30, 2009, respectively	9,636	13,680
Accrued expenses	3,091	2,670
Deferred revenue	872	855
Total current liabilities	13,599	19,740

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2008 and September 30, 2009, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 22,917,918 and 22,116,950 shares at December 31, 2008 and September 30, 2009, respectively	23	22
Additional paid in capital	24,520	20,045
Employees share purchase receivable	(708)	(536)
Retained earnings	10,971	13,144
Total stockholders’ equity	34,806	32,675
	$48,405	$52,415

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net revenue:
Merchandise sales	$38,023	$23,795	$142,021	$81,072
Wholesale merchandise sales (includes related party amounts of $0 and $641 for three months ended September 30 2008 and 2009, respectively, and $0 and $1,318 for nine months ended September 30, 2008 and 2009, respectively)	17,247	917	29,875	1,595
Other revenue	86	74	375	240
	55,356	24,786	172,271	82,907
Cost of revenue	42,062	17,622	125,623	57,322
Gross Profit	13,294	7,164	46,648	25,585
Operating expenses:
General and administrative	5,267	4,644	16,854	14,252
Sales and marketing	2,315	2,235	9,645	6,968
Depreciation and amortization	171	200	505	573
Total operating expenses	7,753	7,079	27,004	21,793
Income from operations	5,541	85	19,644	3,792
Other income - interest income	1	—	24	2
Other expense - interest (expense)	(84)	(18)	(175)	(33)
Income before income tax expense	5,458	67	19,493	3,761
Income tax expense	2,199	28	8,014	1,588
Net income	$3,259	$39	$11,479	$2,173

Net income per share available to common shareholders - basic	$0.14	$0.00	$0.48	$0.10
Net income per share available to common shareholders - diluted	$0.13	$0.00	$0.45	$0.10
Weighted average number of shares outstanding - basic	23,523,063	22,206,893	23,961,564	22,653,151
Weighted average number of shares outstanding - diluted	25,213,019	22,206,893	25,619,236	22,653,151

The accompanying notes form an integral part of these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2009

Cash flows provided by (used for) operating activities:
Net income	$11,479	$2,173

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	505	573
Change in inventory reserve	(254)	1,050
Impairment in employees share purchase receivable	—	172
Stock-based compensation	796	587
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	1,243	11
Inventories	9,391	(7,078)
Other receivable	—	(587)
Current deferred tax assets	—	271
Other current assets	2,455	(758)
Increase (decrease) in liabilities:
Accounts payable	(765)	4,044
Accrued expenses	(2,063)	(421)
Deferred revenue	(2,047)	(17)
Net cash provided by operating activities	20,740	20

Cash flows used for investing activities:
Capital expenditures	(514)	(324)
Intangible asset		(80)
Disposal of fixed assets	19	—
Net cash used for investing activities	(495)	(404)
Cash flows provided by (used for) financing activities:
Revolving credit line	(5,924)	2,535
Long term deferred tax asset	—	(400)
Issuance of common stock	5	—
Proceeds from exercise of stock options	1,915	—
Retirement of common stock from net exercise of stock options	(2,480)	—
Tax benefit from stock based compensation	913	(69)
Purchase of treasury stock	(11,151)	(4,994)
Net cash used for financing activities	(16,722)	(2,928)

Net increase (decrease) in cash	3,523	(3,312)
Cash, beginning of period	4,808	4,456
Cash, end of period	$8,331	$1,144

Supplemental disclosure of cash flow information:
Interest paid	$175	$33
Income taxes paid	$8,769	$2,550
Supplemental disclosure of non-cash investing and financing activities:
Retirement of treasury shares	$12,037	$4,994

The accompanying notes form an integral part of these condensed financial statements.

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2008 filed in the Annual Report on Form 10-K by the Company on February 25, 2009 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Bidz.com, Inc. as of September 30, 2009 and the results of operations for the three month and nine month periods ended September 30, 2008 and 2009 and the cash flows for the nine month periods ended September 30, 2008 and 2009.  The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We sell our products throughout the United States and have expanded the reach of our customer base to Europe, the Middle East, Asia and Australia. Revenue generated from the United States accounted for approximately 79.3% and 62.2% of net revenue for the three months ended September 30, 2008 and 2009, respectively, and 76.9% and 69.8% for the nine months ended September 30, 2008 and 2009, respectively.

Recent Developments

In October 2009, we signed a new lease for a 26,000 square-foot office and warehouse space at a monthly rate of approximately $30,000 in Marina Del Rey, California.  The lease begins November 2009 and expires in October 2012.

On October 2, 2009, we migrated from our proprietary enterprise operating system to an ERP system running on a customized Microsoft Dynamics AX (see additional disclosure in ITEM 1A Risk Factors).

In February 2009, our Board of Directors authorized an increase in the open market stock buyback program of our outstanding common stock to $33.5 million from $20 million. The stock buybacks will be at prices deemed appropriate by management over a 24 month period. As of September 30, 2009, we have purchased a cumulative total of 3.3 million shares for $18.4 million and all 3.3 million shares have been retired which reduced our number of shares outstanding. It is our policy to retire all shares acquired in the buyback.

Recent Accounting Pronouncements

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position and results of operations. The Company has evaluated subsequent events.

2.             Earnings per Common Share

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

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month and nine month periods ending September 30, 2008 and 2009.  The following table sets forth the computation of basic and diluted net income per share.

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Basic and diluted net income per share:
Numerator:
Net income	$3,259	$39	$11,479	$2,173
Denominator:
Weighted common shares outstanding	23,523,063	22,206,893	23,961,564	22,653,151
Effect of dilutive securities	1,689,956	—	1,657,672	—
Denominator for diluted calculation	25,213,019	22,206,893	25,619,236	22,653,151
Net income per share, basic	$0.14	$0.00	$0.48	$0.10
Net income per share, diluted	$0.13	$0.00	$0.45	$0.10

3.             Inventories

Inventories, which are pledged as collateral for our revolving line of credit, consist of the following (in thousands):

	December 31, 2008	September 30, 2009
		(unaudited)

Fine jewelry, watches and other (net of vendor marketing contributions of $4,313 and $4,469 at December 31, 2008 and September 30, 2009, respectively)	$37,485	$43,104
Loose diamonds and semi-precious stones	570	237
Prepaid inventory	36	1,754
Inventory with manufacturing vendors	386	460
Product inventories	38,477	45,555
Less: Inventory reserve	(820)	(1,870)
	$37,657	$43,685

4.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, wholly owned by Bank of America, to provide working capital financing secured by inventories, accounts receivable and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10 million. During the three month period ended March 31, 2008 we successfully increased the limit to $25 million. The revolving credit line agreement expires in July of 2010. As of September 30, 2009, there was an outstanding balance of $2.5 million under the revolving credit line. Under the terms and conditions of the revolving credit line agreement, the Company is subject to certain restrictive covenants for which there is no notice of non-compliance at September 30, 2009. The consequences of defaulting on our restrictive covenants could include a reduction or withdrawal of the revolving credit line.

5.             Stock Based Compensation

In December 2004, the FASB issued a statement requiring that we recognize in our financial statements the cost resulting from all share-based payment transactions. In addition, in March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin which provides the SEC staff’s position regarding the application of the statement issued by FASB and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. On January 1, 2006, we adopted these provisions, which eliminates our ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by APB 25 and generally requires that we recognize in our statements of income all share-based payments to employees, including grants of stock options based on their fair values.

We adopted these provisions using the prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the three months and nine months ended September 30, 2008 and 2009, respectively, reflect the impact of adoption.

Under FASB statement, stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, will be based on the grant date fair value estimated. As stock-based compensation expense recognized in the statements of income is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures.  The FASB statement require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The FASB statement also require us to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to adoption, as if we had adopted the statement at its effective date of January 1, 1995. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $83,000 and $252,000 for the three months ended September 30, 2008 and 2009, respectively and $258,000 and $587,000 for the nine months ended September 30, 2008 and 2009, respectively. The unamortized stock-based expense for restricted stock awards was $2.9 million at September 30, 2009.

A summary of all restricted stock activity during the nine months ended September 30, 2009 is as follows:

Restricted shares outstanding, December 31, 2008	117,800
Shares granted	666,000
Shares vested	(27,500)
Shares forfeited	(12,000)
Restricted shares outstanding, September 30, 2009	744,300

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

The following is a summary of stock option activity as of September 30, 2009, and changes during the nine months ended September 30, 2009.

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2008	6,864,500	6.08	2.36	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	16,000	6.00
Outstanding at September 30, 2009	6,848,500	6.08	1.62	—
Vested and Exercisable at September 30, 2009	6,848,500	6.08	1.62	—

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009.

			Options outstanding and exercisable as of September 30, 2009
			Options outstanding		Options exercisable
Range of exercise prices		Number outstanding 9/30/2009	Weighted average remaining contractual	Weighted average exercise price	Number exercisable 9/30/2009	Weighted average exercise price

$6.00	$6.00	6,615,500	1.59	$6.00	6,615,500	$6.00
$6.50	$6.50	105,500	2.44	$6.50	105,500	$6.50
$9.90	$9.90	127,500	2.70	$9.90	127,500	$9.90
$6.00	$9.90	6,848,500	1.62	$6.08	6,848,500	$6.08

The stock-based compensation expense from stock options for the three months ended September 30, 2008 and 2009 totaled $180,000 and $0, respectively and for the nine months ended September 30, 2008 and 2009 totaled $538,000 and $0, respectively. The unamortized stock-based compensation expense from stock options as of September 30, 2009 is $0. No stock options were granted in the three months ended September 30, 2008 and 2009 and in the nine months ended September 30, 2008 and 2009.

6.                                      Segment Information

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three month and nine month periods ended September 30, 2008 and 2009. Net revenue by geographic area was as follows:

(in thousands, except percentage data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$43,924	79.3%	$15,424	62.2%	$132,415	76.9%	$54,843	66.2%
International	11,432	20.7%	9,362	37.8%	39,856	23.1%	28,064	33.8%

Total	$55,356	100.0%	$24,786	100.0%	$172,271	100.0%	$82,907	100.0%

7.                                      Concentrations

Our top two vendors based on purchase volume varies from quarter to quarter.  Purchases from the top two vendors amounted to $9.3 million and $7.8 million representing 28.7% and 37.1% of the total purchases during the three months ended September 30, 2008 and 2009, respectively, and $15.5 million and $17.2 million representing 14.2% and 28.0% of the total purchases during the nine months ended September 30, 2008 and 2009. Outstanding accounts payable to the top two vendors totaled $1.3 million and $2.2 million as of December 31, 2008 and September 30, 2009, respectively. Loss of any of these vendors is not expected to have a significant negative impact on the operations of the Company.

8.                                      Related Party Transaction

During the three months ended September 30, 2008 and 2009, we purchased approximately 21.3% and 9.3%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 5.7% of our outstanding common stock as of September 30, 2009. During the nine months ended September 30, 2008 and 2009, we purchased approximately 9.1% and 7.6%, respectively of our merchandise from LA Jewelers, Inc. The accounts payable balances due to LA Jewelers were $1.4 million and $2.1 million as of December 31, 2008 and September 30, 2009, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the three months ended September 30, 2008 and 2009, we earned approximately $164,000 and $265,000, respectively from LA Jewelers relating to co-op marketing contributions and $294,000 was unamortized as of September 30, 2009. For the nine months ended September 30, 2008 and 2009, we earned approximately $777,000 and $480,000, respectively. The amounts of co-op marketing contributions due from LA Jewelers were $22,000 and $270,000 as of December 31, 2008 and September 30, 2009, respectively.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the three months ended September 30, 2008 and 2009, we recognized $146,000 and $20,000, respectively, under this agreement and for the nine months ended September 30, 2008 and 2009, we recognized $368,000 and $192,000, respectively. As of December 31, 2008 and September 30, 2009, we have $80,000 and $0, respectively, outstanding under this gross profit margin guarantee.

During the three months ended September 30, 2008 and 2009, we recorded $0 and $641,000, respectively, and during the nine months ended September 30, 2008 and 2009, we recorded $0 and $1.3 million, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was no accounts receivable due from this customer as of December 31, 2008 and September 30, 2009.

9.             Income Tax

As required by FASB, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

On October 2 2009, we migrated from our proprietary enterprise operating system to an ERP system running on a customized Microsoft Dynamics AX. We have encountered unexpected deficiencies in implementing the new system, including a lack of controls to detect errors in account balances. We anticipate that these deficiencies will likely have a material adverse effect on our operations, results of operations and system of internal controls over financial reporting in the fourth quarter of 2009. In addition, the new system will require that we design and adopt new internal controls over financial reporting, and any failure by us to implement and test those new controls in a timely manner would likely result in a material weakness in our internal controls over financial reporting.

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

Revenue Recognition

We derive our revenue from four sources: merchandise sales, which include wholesale merchandise sales, shipping revenue, transaction fee revenue and other revenue. In accordance with statement issued by FASB, we recognize revenue from all four sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

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

Outbound shipping costs on merchandise sales totaled $2.3 million and $1.4 million in the three months ended September 30, 2008 and 2009, respectively and $7.9 million and $4.6 million in the nine months ended September 30, 2008 and 2009, respectively.

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

Inventory Co-op Marketing Contributions

In the third quarter of 2007, we started to bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. In accordance with FASB statement issued regarding Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, the co-op marketing contributions that cannot be identified specifically to benefit the vendors are a reduction in cost of sales and will result in an increase in gross profit. We cannot specifically identify the benefit to each vendor; consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three months ended September 30, 2008 and 2009, we have recognized $2.3 million and $1.6 million of co-op marketing contributions, respectively, and for the nine months ended September 30, 2008 and 2009, we have recognized $8.3 million and $5.8 million, respectively. Approximately $4.5 million remain unamortized and is included as an offset to inventory at September 30, 2009. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $934,000 and $1.6 million at December 31, 2008 and September 30, 2009, respectively.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	24.0	28.9	27.1	30.9
Operating expenses:
General & administrative	9.5	18.8	9.8	17.2
Sales & marketing	4.2	9.0	5.6	8.4
Depreciation & amortization	0.3	0.8	0.3	0.7
Total operating expenses	14.0	28.6	15.7	26.3
Income from operations	10.0	0.3	11.4	4.6
Interest income	0.0	0.0	0.0	0.0
Interest expense	0.2	0.0	0.1	0.0
Income tax expense	4.0	0.1	4.7	2.0
Net income	5.8%	0.2%	6.6%	2.6%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that are not online, shipping and handling, auction transaction fees and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Merchandise sales	57.6%	86.0%	69.3%	85.4%
Wholesale merchandise sales	31.1	3.7	17.3	1.9
Shipping & handling	9.0	7.1	10.6	9.4
Transaction fee	2.1	2.9	2.6	3.0
Other revenue	0.2	0.3	0.2	0.3

Total net revenue	100.0%	100.0%	100.0%	100.0%

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

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Net income in the three months ended September 30, 2009 was $39,000, or $0.00 per basic and diluted share and net income in the three months ended September 30, 2008 was $3.3 million, or $0.14 and $0.13 per basic and diluted share, respectively. Net income decreased by $3.2 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Net Revenue

Net revenue decreased 55.2% to $24.8 million in the three months ended September 30, 2009 from $55.4 million in the three months ended September 30, 2008. Merchandise wholesale sales decreased 94.7% to $917,000 in the three months ended September 30, 2009 compared to $17.2 million in the three months ended September 30, 2008.

The continuing economic decline resulted in a major slowdown in our revenue in the third quarter of 2009 compared to the third quarter of 2008. There was an overall decrease in online demand for our jewelry as consumers reduced their discretionary spending. If the economy continues to decline it will cause a decline in demand and have a negative effect on our revenue.

Our inventory currently includes a variety of branded merchandise and many at higher prices in preparation for the holiday shopping season in the fourth quarter of 2009. The current abundance of closeouts has allowed us to stock up on merchandise that would offer good value to our customers.

Gross Profit

Gross profit decreased 46.1% to $7.2 million in the three months ended September 30, 2009 from $13.3 million in the three months ended September 30, 2008. The decrease in gross profit resulted from the decrease in sales revenue which declined by 55.2% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and offset by the increase in gross profit margin to 28.9% in the three months ended September 30, 2009 from 24.0% in the three months ended September 30, 2008. Gross profit margins benefited from the amortized co-op marketing contributions that reduced our cost of sales by $1.6 million and $2.3 million in the three months ended September 30, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses decreased 11.8% to $4.6 million in the three months ended September 30, 2009 from $5.3 million in three months ended September 30, 2008. The decrease in general and administrative expenses was due to our decline in revenue and corresponding decreases in payroll and payroll related expenses and administrative expenses. General and administrative expenses as a percentage of net revenue increased to 18.8% in the three months ended September 30, 2009 from 9.5% in the three months ended September 30, 2008.

We reversed our impairment charge by $102,000 in the three months ended September 30, 2009 on advances made to employees to purchase shares of our common stock when the value of our common stock held as collateral for the advances fell below the amount of the advances. The 154,000 shares of the common stock held as collateral were valued based on the closing price at September 30, 2009.

Sales and Marketing Expenses

Sales and marketing expenses decreased 3.4% to $2.2 million in the three months ended September 30, 2009 from $2.3 million in the three months ended September 30, 2008. Sales and marketing expenses as a percentage of net revenue increased to 9.0% in the three months ended September 30, 2009 from 4.2% in the three months ended September 30, 2008.

Income Tax Expense

Income tax expense decreased to $28,000 in the three months ended September 30, 2009 from $2.2 million in the three months ended September 30, 2008 and the effective tax rates are 41.9% and 40.2%, respectively.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Net income in the nine months ended September 30, 2009 was $2.2 million, or $0.10 per basic and diluted share and net income in the nine months ended September 30, 2008 was $ 11.5 million or $0.48 and $0.45 per basic and diluted share, respectively. Net income decreased by 81.1% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Net Revenue

Net revenue decreased 51.9% to $82.9 million in the nine months ended September 30, 2009 from $172.2 million in the nine months ended September 30, 2008. Merchandise wholesale sales decreased 94.7% to $1.6 million in the nine months ended September 30, 2009 compared to $29.9 million in the nine months ended September 30, 2008.

The continuing economic decline resulted in a major slowdown in our revenue in the first nine months of 2009 compared to the first nine months of 2008. There was an overall decrease in online demand for our jewelry as consumers reduced their discretionary spending. If the economy continues to decline it will cause a decline in demand and have a negative effect on our revenue.

Gross Profit

Gross profit decreased 45.2% to $25.6 million in the nine months ended September 30, 2009 from $46.6 million in the nine months ended September 30, 2008. The decrease in gross profit resulted from the decrease in sales revenue which declined by 51.9% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 and offset by the increase in gross profit margin to 30.9% in the nine months ended September 30, 2009 from 27.1% in the nine months ended September 30, 2008. Gross profit margins benefited from the amortized co-op marketing contributions that reduced our cost of sales by $5.8 million and $8.3 million in the nine months ended September 30, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses decreased by 15.4 % to $14.3 million in the nine months ended September 30, 2009 from $16.9 million in the nine months ended September 30, 2008. The decrease in general and administrative expenses was due to our decline in revenue and corresponding decreases in payroll and payroll related expenses and administrative expenses. General and administrative expenses as a percentage of net revenue increased to 17.2% in the nine months ended September 30, 2009 from 9.8% in the nine months ended September 30, 2008.

An impairment charge of $172,000 was recorded in the nine months ended September 30, 2009 on advances made to employees to purchase shares of our common stock when the value of our common stock held as collateral for the advances fell below the amount of the advances. The 154,000 shares of the common stock held as collateral were valued based on the closing price at September 30, 2009.

Sales and Marketing Expenses

Sales and marketing expenses decreased 27.8 % to $7.0 million in the nine months ended September 30, 2009 from $9.6 million in the nine months ended September 30, 2008. Sales and marketing expenses as a percentage of net revenue increased to 8.4% in the nine months ended September 30, 2009 from 5.6% in the nine months ended September 30, 2008.

Income Tax Expense

Income tax expense decreased to $1.6 million in the nine months ended September 30, 2009 from $8.0 million in the nine months ended September 30, 2008 and the effective tax rate are 42.2% and 41.0%, respectively.

Additional Quarterly Data

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2008	2008	2008	2008	2009	2009	2009

Average gross order value	$182	$183	$175	$169	$181	$180	$187
Items per order	3.3	3.3	3.4	3.4	3.0	3.5	4.7
Price per item	$56	$55	$51	$50	$60	$52	$40
Average orders per day	3,734	3,023	2,453	2,462	2,043	1,712	1,465
Average items sold per day	12,186	10,082	8,431	8,287	6,110	5,956	6,899
Acquisition costs per new buyer	$50	$48	$43	$51	$51	$55	$65
Number of new buyers	83,179	64,882	54,072	59,485	51,021	38,577	34,252

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

As of September 30, 2009, we had a working capital surplus of $30.4 million and have no long-term debt obligations. Net cash provided by operating activities was $20,000 in the nine months ended September 30, 2009 compared to $20.7 million in the nine months ended September 30, 2008. Cash in the nine months ended September 30, 2009 was primarily affected by changes in net income, inventories and accounts payable, and in the nine months ended September 30, 2008 was primarily affected by changes in net income and inventories.

Cash flows from operating activities were used to meet our working capital requirements. In the nine months ended September 30, 2009, $2.2 million was provided by net income, $7.1 million was used to increase inventories and $4.0 million was provided by a decrease in accounts payable. In the nine months ended September 30, 2008, $11.5 million was provided by net income and $9.4 million was provided by a decrease in inventories. Inventories and accounts payable is affected by our revenue growth and changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our margins and the current revenue trend.

Net cash used in investing activities was $404,000 in the nine months ended September 30, 2009 compared to $495,000 in the nine months ended September 30, 2008. During the nine months ended September 30, 2009 and 2008, cash used for capital expenditures of $324,000 and $514,000, respectively, related mainly to acquisition of office and computer equipment and software.

In the nine months ended September 30, 2009, net cash of $2.9 million was used in financing activities when $2.5 was provided by our revolving credit line and $5.0 million was used to repurchase our common stock shares. In the nine months ended September 30, 2008, net cash of $16.7 million was used in financing activities when $5.9 million was used to repay our revolving credit line and $11.2 million was used to repurchase our common stock shares.

We believe that cash and cash equivalents currently on hand, cash flows from operations and the availability of a $25 million revolving line of credit (see Note 4) will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure, and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventories we carry; acquisition and relocation to a new corporate office; and other factors relating to our business. Enhancement of our website, network infrastructure, transaction processing systems and a new ERP system will require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We anticipate increasing our system expenditures to accommodate these needs in the future. We may require additional financing in the future in order to execute our operating plan and we may not be able to obtain such financing. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt and equity.

Lease Obligations

The following table presents our contractual obligations at September 30, 2009, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property lease	$4,248	$1,437	$2,781	$30	$—
Equipment lease	165	53	103	9	—
	$4,413	$1,490	$2,884	$39	$—

We are obligated for the lease of our office and warehouse space. We lease a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse space in Culver City, California. The leases expire in June 2012 and August 2012, respectively. In March 2009, we extended the lease on our 50,000 square-foot office and warehouse by 32 months to expire in June 2012.

In October 2009, we signed a new lease for a 26,000 square-foot office and warehouse space in Marina Del Rey, California.  The lease begins November 2009 and expires in October 2012.  The lease obligation is included in the above table.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2009, that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May and June, 2009, the Company and certain of its officers were named as defendants in three parallel class actions complaints filed in the United States District Court for the Central District of California (Ramon Gomez v. Bidz.com, Inc., et al., cv09-3216 (CBM) (C.D. Cal.; filed on May 7, 2009); James Mitchell v. Bidz.com, Inc., et al., cv09-03671 (CBM) (C.D. Cal.; filed on May 22, 2009); Mark Walczyk v. Bidz.com, Inc., et al., cv09-0397 (CBM) (C.D. Cal.; filed on June 3, 2009)).  On July 30, 2009, the Court ordered the cases to be consolidated and appointed Roland Pomfret as the lead plaintiff.  The lawsuits purport to represent the class of shareholders who purchased the Company’s common stock between August 13, 2007 and November 27, 2007.  The complaints charge the Company and certain of its officers and directors with violations of §10(b) and §20(a) of the Securities Exchange Act of 1934. The complaints allege that we failed to disclose unethical and fraudulent business practices that were alleged in a November 26, 2007 report by Citron Research (Stocklemon.com), that we did not have controls in place to prevent “shill bidding” and that we use unreliable or false appraisal prices on our merchandise.  The court granted the plaintiffs’ request to appoint Roland Pomfret as lead plaintiff, and a consolidated complaint was filed on October 13, 2009.  In addition to the allegations in the original complaint, the consolidated complaint alleges that the defendants failed to correctly account for and disclose in detail its co-op marketing contributions and minimum gross profit guarantees.  We believe that the lawsuits are meritless and intend to defend the cases vigorously.

In May and July, 2009, the Company and certain of its officers and its Board of Directors were named as defendants in two shareholder derivative lawsuits filed in the Superior Court of California, County of Los Angeles, and the United States District Court for the Central District of California, respectively (Bahram Akhavan v. Bidz.com, Inc. et al. BC414198 (filed May 20, 2009); Farris Hassan v. Bidz.com, Inc., et al. , cv09-04984 (CBM) (C.D. Cal.; filed on July 10, 2009)) (a similar complaint was by David Hughes  on August 18, 2009).  The Complaint alleges violations of law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code that occurred between August 2007 and the present and that have caused substantial monetary loss to the Company and other damages, such as to its reputation and goodwill.  On October 25, 2009, plaintiff filed an amended complaint that also includes allegations relating to the Company’s co-op marketing contributions and minimum gross profit guarantees.  We believe that the lawsuits are meritless and intend to defend the cases vigorously.

In May 2009, the Company received a Civil Investigative Demand for information from the Federal Trade Commission (“FTC”) relating to email marketing practices. We have been cooperating fully with the FTC regarding this matter, and we do not believe that the investigation will adversely affect management, our results of operations, cash flows or our financial position.

On February 10, 2009, the Securities and Exchange Commission (“SEC”) issued a subpoena to produce documents relating to the Company’s inventory reserve policies, as well as other matters. We have been cooperating fully with the SEC regarding this matter, and we do not believe that the investigation will adversely affect management, our results of operations, cash flows or our financial position.  On October 27, 2009, the SEC issued a subpoena to produce documents relating to the Company’s co-op marketing contributions and minimum gross profit guarantees.

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

We are, from time to time, a party to disputes arising from normal business activities, including various employee-related matters. In the opinion of our management, resolution of these matters, individually or collectively, will not have a material adverse effect upon our financial condition or future cash flows and operating results.

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

Implementation of our new ERP system could have an adverse effect on our operations and system of internal controls

On October 2nd 2009, we migrated from our proprietary enterprise operating system to an ERP system running on a customized Microsoft Dynamics AX.  We have encountered unexpected deficiencies in implementing the new system, including a lack of controls to detect errors in account balances.  We anticipate that these deficiencies will likely have a  material adverse effect on our operations, results of operations and system of internal controls over financial reporting in the fourth quarter of 2009.  In addition, the new system will require that we design and adopt new internal controls over financial reporting, and any failure by us to implement and test those new controls in a timely manner would likely result in a material weakness in our internal controls over financial reporting.

Our branded inventory may be vulnerable to complaints or claims of infringement on intellectual property rights

We purchase branded merchandise from third party vendors and are relying on their licensing agreements with the brand owners. In the event that a third party vendor misrepresents its licensing rights, we are vulnerable to complaints or claims of infringement on intellectual property rights and could be subject to legal proceedings and/or barred from selling the affected merchandise. If the third party vendor does not have the ability to take financial responsibility over the infringement our results of operations could be adversely affected.

We will devote necessary resources to respond promptly and thoroughly to the SEC investigation.

On February 10, 2009 and October 27, 2009, the Securities and Exchange Commission (“SEC”) issued subpoenas to us to produce documents relating to the Company’s inventory reserve policies, vendor marketing contributions, as well as other matters. We intend to cooperate fully with the SEC’s formal investigation, and our management will devote the resources required to respond promptly and thoroughly to any request by the SEC for any additional information or documents. Although the investigation is in its preliminary stages, and it is therefore difficult to predict the time required by senior management to respond to it, we do not presently anticipate that the investigation will adversely affect management, our results of operations or our financial position. Until the investigation is concluded, however, it is difficult to assess its impact on us.

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

In the three month periods ended September 30, 2008 and 2009, 20.7% and 37.8%, respectively, and in the nine month periods ended September 30, 2008 and 2009, 23.1% and 33.8%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top vendors based on purchase volume varies from quarter to quarter.  The top two suppliers accounted for approximately 31.1%, 24.0% and 14.6% of our total purchases in 2006, 2007, and 2008, respectively.  28.7% and 37.1%, in the three month period ended September 30, 2008 and 2009, respectively, and 14.2% and 28.0% in the nine month period ended September 30, 2008 and 2009, respectively, were purchased from our top two suppliers.

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

In addition, the Payment Card Industry (PCI) impose strict customer credit card data security standards that require us to provide quarterly self assessments to ensure that our customers credit card information is protected. Failure to meet the PCI data security standards could result in substantial fines and/or loss of the right to collect credit card payments. The loss of credit card activity would materially impact operations.

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

Our founder, executive officers, and directors together own approximately 37.7% of our common stock as of September 30, 2009. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman and Chief Executive Officer, owns an additional 31.0% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2009, we issued 666,000 restricted stock awards of our common stock, with 25% vesting at the end of each year over a four year period, under the 2006 Award Plan to management and key employees for services rendered to our Company. No stock options were granted during the nine months ended September 30, 2009.

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2009	Purchased	Share	Program	Program (1)
July 1- July 31	310,425	$3.35	3,214,451	$15,475,000
August 1- August 31	94,390	4.02	3,308,841	$15,096,000
September 1 – September 30	—	$—	3,308,841	$15,096,000
Total	404,815

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

Dated: November 9, 2009