Form 10-K
period 2009-12-31
Bidz.com, Inc.
filed 2010-03-09
CIK 1324105

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0063
Washington, D.C. 20549	Expires: December 31, 2012
FORM 10-K	Estimated average burden hours per response: 2,101.00

(Mark One)

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its  corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the price of the common stock as of June 30, 2009 was approximately $31.7 million. For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for others purposes.

The number of shares outstanding of the registrant’s common stock was 22,114,257 as of February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of our definitive proxy statement for our 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

BIDZ.COM, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Part I

Item 1.           Business

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout and jewelry, watches, accessories and brand name merchandise, and rapidly respond to changing consumer demands for our merchandise. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. In 2009, we started offering auctions with a minimum opening bid that is higher than $1. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

In addition to our auction site (www.bidz.com) we have a fixed pricing format (www.buyz.com) that offers similar items of merchandise as those listed for auction.  This online store provides us access to different types of consumers, and we plan to offer customers the ability to design their own jewelry including diamond earrings and rings in the near future. The fixed price site may also be used to sell inventory that is held by our suppliers using a just in time ordering or drop ship model.

Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; watches, accessories and brand name merchandise. We believe we are the second largest online retailer of jewelry based on revenue and the largest online jewelry auction site based on web traffic.

In line with our growth plans, we previously completed a major upgrade of our auction platform at the end of 2007. The new auction system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system touts high availability, faster end-user response time and greater scalability among the key features delivered in this release. We have leveraged this new software solution to launch additional site features and our online retail store, buyz.com. We launched the Spanish, Arabic and German versions of our website in 2008.

The following aspects of our innovative auction model differentiate us from other auction websites:

•                  $1 minimum bid format for many auctions,

•                  interactive auctions with 15-second time extensions for all auctions each time a bid is received within 15 seconds of termination of the auction, and

•                  short term auctions, often lasting less than one hour, providing our customers immediate gratification to encourage frequent visits and active viewing of our website.

In 2009, we completed and deployed an implementation of Dynamics AX, a robust ERP solution from Microsoft. Dynamics AX replaced our proprietary in-house business management software in the areas of inventory management, order management, customer management, logistics, purchasing, warehouse management, fulfillment, and accounting.

We sell to consumers looking for reliable bargains on jewelry, watches, accessories and brand name merchandise. Because we purchase and retain all of our inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We operate in a highly competitive market with low barriers to entry. By selling our own merchandise, we provide a buying environment in which we minimize the fraudulent activity and questionable product quality that are frequently associated with purchases from third-party sellers. We also provide a 15-day return policy on all merchandise, some of which may be subject to a restocking fee. We believe that many of our customers resell merchandise that they purchase from our auctions on eBay, at local auctions, and through other retail channels. Our auctions and fixed price sales are conducted 24 hours a day, seven days a week. We also offer 24-hour customer support via telephone, email and online live-help.

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

We purchase jewelry inventory directly from manufacturers and liquidators. We also closely monitor our sales trends to assess consumer demand for certain jewelry styles and categories and purchase such non-closeout inventory directly from manufacturers. We have eliminated various inefficiencies and mark-ups associated with traditional intermediaries in the jewelry market. Our sourcing model provides a critical alternative liquidation channel for manufacturers, for which disposal of closeout inventory represents a significant challenge. We have the flexibility to purchase a variety of lot sizes, and our centralized warehouse and fulfillment center enables our suppliers to ship their products to a single location, easing the burden on their infrastructure. We have developed a database of product descriptions and pictures that enables us to rapidly post inventory for sale. In addition, we closely monitor sales and gross margin trends of our products on a daily basis, allowing us to carefully select additional products for purchase and adjust supplier pricing as necessary.

History

We commenced operations in early 1998 by offering a limited selection of merchandise for sale on eBay’s website through our predecessor, Asset Lenders of America, a group of 11 collateral lending stores. In the fall of 1998, we formed Bidz.com, Inc. as a California corporation, acquired Asset Lenders of America, and purchased the domain name www.bidz.com. In February 1999, we launched the www.bidz.com website and began offering closeout jewelry through our auction format. In November 1999, we merged Asset Lenders of America into our Company. In June 2006, the Company reincorporated in the state of Delaware.

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

The Jewelry Market

Jewelry is designed and manufactured by a large number of manufacturers. Jewelry manufacturers sell to a variety of wholesalers, distributors, and retailers. Jewelry in turn is sold to consumers through a variety of jewelry stores. The U.S. brick and mortar jewelry retail market consists primarily of small, independent stores, regional operators, and a limited number of national retail chains, such as Tiffany & Co., Zales, and Kay Jewelers. Multi-line department and discount stores and others also sell jewelry, such as Wal-Mart, Target, J. C. Penney, and Costco, as well as enterprises such as QVC and Home Shopping Network. Despite the presence of major jewelry retail chains, a majority of the jewelry retail business remains fragmented.

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

Disposal of closeout jewelry represents a significant challenge for many manufacturers and liquidators. Manufacturers often use multiple channels, such as catalogs, resellers, liquidators, and small retailers, to sell their closeout jewelry inventory as a result of the wide variety in lot size of their products. Multiple channels create additional logistical burdens, reduce the control of manufacturers over distribution and devalue the merchandise as inventory becomes available at discounted prices in multiple locations.

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

Our Value Proposition

Value to Buyers

Through online auctions and the fixed price online store on our websites, we believe that we offer value to a broad range of customers by providing the following:

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

Broad product selection.     We offer a broad selection of jewelry, including rings, necklaces, earrings, bracelets, jewelry sets, watches, accessories and brand name merchandise. Our selection includes gold and silver jewelry, as well as jewelry with precious and semi-precious stones.

Product quality assurance.     We provide detailed and accurate descriptions of each product. Our trained product specialists inspect our jewelry, utilizing the Gemological Institute of America Diamond and Colored Stone Grading System prior to posting on our website for auction. We guarantee the quality of our products through our 15-day return policy on all of our merchandise with a money-back guarantee if the product is not as described on our website. Items that are returned that are identical to their description are subject to a restocking fee, which is 15% of the original purchase price and shipping fees are non-refundable. Our commitment to quality and product description accuracy is demonstrated by consistently low return rates on our items, which were approximately 3% of all items sold in 2009.

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

Positive shopping experience.     Our easy-to-navigate website provides our customers with clear and detailed information about our products, including multiple photographs of many items. Customers can bid on our products 24 hours a day, seven days a week. Buyers are provided a two-day payment grace period on all products purchased.

Value to Suppliers

Jewelry, accessories and brand name manufacturers and suppliers continually look for a cost-effective, efficient way to sell their regular and closeout inventory. Our ability to purchase merchandise in various quantities provides a critical one-stop inventory clearance alternative for manufacturers and suppliers and an efficient sales channel for liquidators that purchase closeout inventory from manufacturers.

Single source for product disposition.     Unlike many multi-store retail chains that often require large lot purchases to stock appropriate levels of inventory at their multiple locations, we have the flexibility to buy and sell both small and large merchandise lots in a highly efficient manner. As a single source for the sale of regular and closeout merchandise, we provide suppliers with greater control of distribution by reducing the need to spread products across multiple channels. In addition, manufacturers and liquidators are often required to adhere to stringent product quantity and delivery schedule requirements. Products not delivered on time or in exact amounts are returned. We have the flexibility to tailor our purchasing to a supplier’s needs with regard to quantity, variety, and timing.

Resolution of channel conflict.     Manufacturers seek to avoid liquidating their products through traditional retail channels in which their discounted products may be sold alongside their full-price products. Such side-by-side selling can result in weaker pricing and decreased brand strength, which is known as channel conflict or sales channel pollution. As a result, many manufacturers turn to liquidation wholesalers and discount retailers. These liquidation channels, however, provide manufacturers limited control over distribution and are unreliable and expensive to manage. Because we offer an alternate online distribution channel that focuses on the auction sale of merchandise, our suppliers are able to sell their discounted merchandise independently of their full-priced products. We believe this enables our suppliers to avoid customer confusion and potential loss of sales of their full-priced merchandise products.

Profitable alternative for suppliers.     We eliminate various inefficiencies and mark-ups associated with traditional intermediaries. Manufacturers can also sell excess jewelry products to us rather than expend the labor and cost of melting and reworking their gold, platinum or silver products.

Growth Strategy

Our objective is to become the leading online retailer of jewelry, accessories and brand name merchandise. We intend to achieve this objective through the following strategies:

Expanding our customer base by maintaining and expanding our relationships with third-party search engines, affiliate partners, shopping comparison sites, Internet portals, and websites and by increasing our online advertising expenditures within these channels;

Enhancing sourcing relationships by expanding the number of suppliers from which we purchase regular and closeout inventory, thereby assuring consistent availability of a wide variety of designs and styles of jewelry, accessories and brand name merchandise, and purchasing for cash from suppliers that do not extend credit terms and to obtain better supplier pricing;

Increasing the breadth and depth of our product offerings by increasing available inventory within specific merchandise categories, allowing us to make more variety available and enabling us to list more auction items on a daily basis;

Continuing to build market share for our online jewelry retail store Buyz.com by allowing fixed price items to be sold that will complement our core auction format; and

Focusing on new international markets by expanding into and creating a strong presence in a number of English-speaking countries, including the United Kingdom, Canada, Australia, Ireland, and New Zealand, along with the foreign language versions of our website: Spanish, Arabic and German.

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

E-mail campaigns:     We utilize an electronic direct marketing program to encourage prospect activation, customer referrals, customer retention, repeat purchases and customer acquisition. This program includes permission-based e-mail marketing to visitors who indicate a desire to continue to receive product recommendations and promotional discounts. We purchase e-mail direct marketing for a set fee per thousand e-mails sent or for each new lead from websites and marketing agencies that meet our policies against spamming. We also purchase on a cost per action basis such as clicks, new registrations and new buyers.

Affiliate programs:     We attract customers by participating in affiliate programs. Our affiliate programs offer other website operators an opportunity to earn commissions by providing their visitors access to our website. We use Link Share for our U.S. affiliate programs and Commission Junction for our European affiliate programs. We also work with several other Affiliate Networks including Azoogle, Hydra Media, Neverblue Media and Zanox. In so doing, we intend to extend the reach of our website and draw customers from a variety of other websites. By participating in our affiliate programs, website publishers earn volume-based commissions by directing customers to our website.

Refer a friend program:     We attract new customers by having our existing customers participate in our refer a friend program that started in 2010. The existing customer will earn store credits when a friend has registered as a new customer and the first purchase has shipped. The store credits will typically be valid for 6 months and can be applied towards payments for purchases.

Sourcing Strategy

We purchase closeout inventory directly from manufacturers, distributors and liquidators. We also closely monitor our sales trends to assess consumer demand for certain merchandise and categories and purchase regular merchandise inventory directly from manufacturers. We have eliminated various inefficiencies and mark-ups associated with traditional intermediaries in the jewelry, accessories and brand name market. Our sourcing model provides a critical alternative liquidation channel for manufacturers, for which disposal of closeout inventory represents a significant challenge. We have the flexibility to purchase a variety of lot sizes, and our centralized warehouse and fulfillment center enables our suppliers to ship their products to a single location, easing the burden on their infrastructure and allows us to reduce cost. We have developed a database of product descriptions and pictures that enables us rapidly to post inventory for sale. In addition, we closely monitor sales and gross margin trends of our products on a daily basis, allowing us to select carefully additional products for purchase and adjust supplier pricing as necessary.

We identify manufacturers, distributors and liquidators with high-value products by capitalizing on our extensive experience in the industry. Our sourcing model capitalizes on our close industry relationships to avoid several layers of supply chain intermediaries and the mark-ups associated with additional intermediaries. We closely monitor the historical sales trends of our products on a daily basis.

We do not have any formal or binding supply agreements with any of our suppliers, manufacturers, distributors, or other suppliers. We purchase and carry inventory in the majority of the products we offer for sale to ensure availability and expedited delivery. In an effort to achieve a more diverse supplier base, we have started to acquire substantially more high-end brand name products. Currently, we acquire inventories from our suppliers on a cash and revolving credit basis with payment typically due within 60 to 90 days when purchased on credit terms.

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

Merchandising Strategy

We seek to maintain profitability while providing variety and value to our customers by carefully selecting the types of products we post on our website at any given time, the duration of the auction for each item, and the frequency with which we re-post comparable items after sales. We actively monitor our auctions and sales so that we are able to adjust continually the makeup and quantity of goods on our website at any given time. Since bids on a large portion of our merchandise start at $1, losses are incurred on approximately 15% to 25% of the items sold on an annual basis. The risks associated with a $1 minimum bid auction are mitigated by profits generated from items sold at a gain and auctions that are sold with reserve prices, which resulted in an overall 30.5% gross profit margin in 2009.

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

Technology Operations

Our system is divided into two main components: our website front-end and our back-office system. Our website is internally developed. Our back-office business management system has recently been converted to Microsoft Dynamics AX. This system maintains records for our registered users, sales invoicing and cash receipts, auction transactions, inventory control, and historical transaction data. Our system handles all aspects of the auction process, including notifying users via e-mail of auction status.

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

Our systems include both Oracle and Microsoft SQL database engines operating in a multi-processing Microsoft Windows environment designed to accommodate large volumes of online traffic and are configured for high fault tolerance with fail-over redundancy and load balancing. Our Internet servers utilize VeriSign Inc. digital certificates to provide secure website communications for sales and payment transactions.

In 2009, we implemented a customized Microsoft Dynamics AX ERP system that includes Accounting, Inventory and Warehouse Management (WHMS), Order Processing (OMS), and Customer Relationship Management (CRM) along with reporting and analytics functions.

We are currently planning to develop a second co-location in a different geographic region to provide greater load balancing and disaster recovery. We utilize the firewall protection and the services of TrustWave, which provides regular scanning of our systems for security vulnerabilities and PCI compliance.

At December 31, 2009, we had a technology and development staff of 19. We have structured the technology and development functions into two distinct departments: software development and production support. We anticipate that we will continue to devote significant resources to product development and product management in the future as we add new features and functionality.

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

At December 31, 2009, we had a customer service and billing staff of 23 and the support of an outsourced international customer service center. We utilize automated online live-help, e-mail and phone systems to route traffic to our customer service and billing support representatives to provide personalized assistance. The customer service center operates seven days a week and 24 hours a day for telephone support, online live-help and e-mail support. We outsource substantially all of our online telephone, live-help and e-mail support.

Customers may utilize the following payment methods: credit card, PayPal, Bill-Me-Later, money orders, and checks. We also offer our customers the opportunity to make Lay-Away payments. We require payment to be received by us prior to shipping the merchandise.

We maintain a fraud prevention department to detect suspect payments. Our internal system flags suspect payments when the billing address or other pertinent information does not match cardholder information. Our fraud prevention department then requests that the customer provide additional information to verify identity before shipment is released.

We provide our customers with a two-day grace period to pay for products won through auctions. If payment is not received by the second day, the purchase order lapses and the product is cycled back into inventory. If a customer purchases additional items during the two-day period, we offer the customer the opportunity to save on shipping by aggregating all purchased items into one shipment. If payment is not made within the two-day period, the product is offered for auction again and thus the same item may be auctioned more than once.

Our goal is to fulfill purchase orders on a timely, secure, and accurate basis. We inspect and track each product at all stages of the receiving and order fulfillment process. Following payment, the merchandise is processed for shipment. Customer orders are typically delivered within seven business days, depending on the shipping method. Many purchases are delivered with signature or delivery confirmation. We ship all products via nationally recognized carriers, such as Federal Express and the U. S. Postal Service.

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

Seasonality

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday shopping season. Approximately 33.8%, 16.9% and 24.9% of our net revenue was generated during the fourth quarter of 2007, 2008 and 2009, respectively. The fourth quarters of 2008 and 2009 were exceptions as we encountered a significant slowdown in sales resulting from the 2008 financial and economic crisis that curtailed discretionary spending. As the economy recovers, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will be in the fourth quarter.

Competition

The online jewelry, accessories and brand name merchandise auction market is rapidly evolving, and intensely competitive with relatively low barriers to entry, as new competitors can launch websites at relatively low cost. We believe that competition in the online retail market is based predominantly on the following:

•              Price,

•              Product quality and selection,

•              Vendor reliability,

•              Shopping convenience,

•              Customer service, and

•              Brand recognition.

We currently compete with a variety of online auction sellers, such as eBay and uBid; online liquidation companies, such as Overstock; and online jewelry retailers, such as Blue Nile. We also compete with traditional offline jewelry retail chains, such as Zales, and Reed’s Jewelers, as well as with department and discount and other stores that sell at wholesale prices, such as Wal-Mart, Target, J. C. Penney, and Costco, as well as with QVC and Home Shopping Network. We compete primarily on the basis of our prices, the selection of merchandise, and our website functionality and ease-of-use. The negative factors relating to our competitive position relate primarily to the relative size and name recognition of our competitors.

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

Intellectual Property

We regard our domain names and similar intellectual property as critical to our success and hold registered trademarks for “Bidz.com” and the Bidz.com Logo. We currently do not hold any patents pertaining to intellectual property surrounding the technology and business processes utilized by Bidz.com. We also rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates, and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, others may independently develop substantially similar intellectual property. Although we may pursue the registration of our additional trademarks and patents in the United States, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark and patent protection may not be available or may not be sought by us in every country in which our products are made available online.

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

Employees

At December 31, 2009, we had 169 full-time and 3 part-time employees. We may utilize part-time employees, temporary employees, and independent contractors to respond to fluctuations in our business. None of our employees are covered by a collective bargaining agreement with us, and we consider our relations with our employees to be good.

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

A Delaware corporation may elect not to be governed by these restrictions. We have not made such election. Although Marina Zinberg owns more than 15% of our stock, she is not subject to the restrictions of Section 203.

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

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information.

Financial and other information can also be accessed on the shareholders’ information section of the Company’s website at www.bidz.com. The Company makes available copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  You may obtain copies of financial and other information free of charge by calling (310) 280-7333 or by sending a request to Bidz.com, Inc.’s Investor Relations Department, 3562 Eastham Drive, Culver City, California 90232.  Also posted on our website are the Company’s Corporate

Governance Principles, the charters of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.

Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

ITEM 1A.  Risk Factors

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “projects,” “will,” “would,” and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations, plans, intentions, and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

Global financial markets have been experiencing extreme disruptions in recent months and years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to reduce purchases of jewelry. Demand for jewelry is a function of the health of the economies in the United States and around the world. Since the US economy and other economies around the world are still recovering from a recession, the demand for jewelry has been and may continue to be adversely affected and therefore, demand for our jewelry products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the jewelry market. These and other economic factors have had and may continue to have a material adverse effect on demand for our jewelry products and on our financial condition and operating results.

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

Growth of our business may depend on our ability to successfully introduce and expand new product offerings, including modnique

Our ability to significantly increase our net sales and maintain and increase our profitability may depend on our ability to successfully introduce and expand new product lines beyond our current offerings. In February 2010, we launched modnique.com, a division that will be focused on online retailing of designer products, entertainment tickets, travel, and other consumer goods through a private sale concept that only sells to invited members. If we offer a new product category such as modnique that is not accepted by consumers, the Bidz.com brand and reputation could be adversely affected, our net sales may fall short of expectations and we may incur substantial expenses that are not offset by increased net sales. Introduction and expansion of new product lines may also strain our management and operational resources.

Our business may be impacted by our ability to obtain debt financing for our operations and the unavailability of funding could adversely affect our business.

As a result of current economic uncertainties, including with respect to global capital and credit markets and overall economic growth, we may find it more difficult or expensive to secure additional capital or credit to pursue actions we would consider beneficial to us or our shareholders. We maintain a revolving line of credit with Bank of America (formerly LaSalle Bank). Our revolving line of credit expires in July 2010. If we are unable to renew our line of credit beyond its expiration date or obtain alternative financing from another lender or lenders if our current line of credit is not renewed, or, in the future, if our lender or lenders are not willing to extend the terms of our existing loan or loans, or extend the terms of those loans on terms that are acceptable to us, our business could be adversely impacted.  In addition, the maximum amount we can borrow under our current revolving credit facility is subject to borrowing base limitations, which are calculated as a percentage of our eligible inventory and accounts receivable. If our inventory or accounts receivable are deemed ineligible, the amount we can borrow under our revolving credit facility would be reduced. This reduction could have a material adverse impact on our liquidity and business. If we are unable to secure additional financing at the expiration of any our debt facilities, our ability to continue operations could be dependent on our ability to obtain alternative debt and/or equity financing. The inability to obtain such financing could have a material adverse effect on our operations and financial condition.

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

The market price of our common stock has been subject to significant fluctuations and these fluctuations could continue. Some factors that could affect the market price of our common stock are as follows:

•                  actual or anticipated changes in our operating results,

•                  our stock is subject to short selling and may cause trading in our common stock to be volatile,

•                  our stock is subject to margin calls and may cause trading in our common stock to be volatile,

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

Trading in our common stock may experience significant price and volume fluctuations and adversely affect the trading price of our common stock. Following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources. See Item 3, Legal Proceedings, above.

Repurchases of our common stock may not prove to be the best use of our cash resources.

We have and plan to continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through February 28, 2010, we have repurchased 3.3 million shares for a total of approximately $18.4 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $15.1 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

We have been and may continue to become the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies following periods of volatility in the market price of their securities, such as we experienced at the end of 2007. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. See Item 3, Legal Proceedings, above.

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

In conducting its assessment, our management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, in our disclosure controls and internal control over financial reporting as of December 31, 2009.  We have implemented certain controls, and are in the process of implementing additional controls, to remediate these material weaknesses.  Management believes these material weaknesses were not fully remediated as of December 31, 2009 and through the date of this report. See discussion included in Item 9A “Controls and Procedures” below for additional information regarding our disclosure controls and internal control over financial reporting.

We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will not be identified in the future or that the identified material weaknesses will be remediated in the first quarter of 2010.  Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to modify our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

Internal controls over IT could continue to adversely affect our system of internal controls

On October 2, 2009, we migrated from our proprietary enterprise operating system to an ERP system running on a customized Microsoft Dynamics AX.  We have encountered unexpected deficiencies in implementing the new system, including control deficiencies that resulted in material weaknesses in our system of internal controls. These deficiencies had a material adverse effect on our operations, results of operations and system of internal controls in the fourth quarter of 2009. The new system will require that we design and adopt new internal controls, and any failure by us to implement and test those new controls in a timely manner would continue to result in material weaknesses in our system of internal controls.

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

In 2008 and 2009, 23.9% and 31.7%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top vendors based on the amount of purchases vary from quarter to quarter.  The top two suppliers accounted for approximately 24.0%, 14.6% and 27.7% of our total purchases in 2007, 2008, and 2009, respectively.

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

We currently compete with a number of other companies, and other competitors may appear in the future. Our competitors currently include various online auction services and retailers, including eBay, Blue Nile, Overstock, and uBid. We also encounter competition from national jewelry retail chains, such as Zales, Kay Jewelers, and Finlay Fine Jewelry, and mass retailers and other enterprises, such as Wal-Mart, Target, J. C. Penney, Costco, QVC, and Home Shopping Network. Many of our competitors have greater brand recognition, longer operating histories, larger customer bases, and significantly greater financial, marketing, and other resources than we do. Smaller competitors may enter into strategic or commercial relationships with larger, more established, and better financed companies. Other competitors may enter into exclusive distribution agreements with our suppliers that deny us access to suppliers’ products. Competitors may also devote greater resources to marketing and promotional campaigns and to website and systems technology than we do. We may not be able to compete successfully against current and future competitors or address increased competitive pressures. Furthermore, attempts have been made in the past to develop and market synthetic stones and gems to compete in the market for gemstones and gemstone jewelry. We expect such efforts to continue in the future. If any such efforts are successful in creating widespread demand for synthetic or alternative gemstone products, demand and price levels for our products could decline and our business and results of operations would be substantially harmed.

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

In accordance with current industry practice and our interpretation of current law, we do not currently collect sales or other taxes with respect to shipments of goods into states other than California, New York and Rhode Island. However, additional states or foreign countries may seek to impose sales or other tax obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past and future sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers, and otherwise substantially harm our business, financial condition, and results of operations.

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

Any problems with the availability, performance, or reliability of our website, network infrastructure, or transaction processing systems could result in decreased customer traffic, reduced orders, reduced order fulfillment performance, and lower net revenue as well as negative publicity and damage to our reputation. In order to remain competitive, we must continually seek to improve and expand the functionality and features of our website, network infrastructure, transaction processing systems, and delivery and shipping functions to accommodate any substantial increase in the volume of traffic to and orders from our website. We may not be successful in these efforts, and we may not be able to project accurately the rate or timing of increases, if any, in the use of or sales from our website, or timely expand or upgrade our website, infrastructure, or systems to accommodate any such increases. Additionally, we may not be able to remedy any such availability, performance, or reliability problems in a timely manner, or at all, because we depend in part on third parties for such availability, performance, and reliability. Our website and back-office servers are located at a third-party co-location facility operated by Savvis Inc. in El Segundo, CA which is vulnerable to fire, earthquakes, and similar events.

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

In addition, the Payment Card Industry (PCI) imposes strict customer credit card data security standards that require us to provide quarterly self assessments to ensure that our customers credit card information is protected. Failure to meet the PCI data security standards could result in substantial fines and/or loss of the right to collect credit card payments. The loss of credit card activity would materially impact operations.

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

Our merchant bank processor, Visa, MasterCard, American Express, Discover Card, PayPal and Bill-Me-Later could increase the processing and interchange fees that they charge for transactions using their cards or service. Increases in processing and interchange fees may result in increased operating costs and reduced profit margin.

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

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter of the calendar year as a result of higher consumer spending during the December holiday season. Approximately 33.8%, 16.9% and 24.9% of our net revenue was generated during the fourth quarter of 2007, 2008 and 2009, respectively. The fourth quarter of 2008 and 2009 were exceptions as we encountered a significant slowdown in sales resulting from the 2008 financial and economic crisis. The fourth quarter of 2009 was further affected by the migration of our proprietary enterprise operating system to an ERP system running on a customized Microsoft Dynamics AX as unexpected deficiencies in implementing the new system had a material adverse effect on our results operations. As we continue to recover and grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will occur in the fourth quarter. In anticipation of any increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher sales and marketing costs and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected sales during any future fourth quarter, it would have a disproportionately large impact on our results of operations for that year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in sales compared with expenses in a given period, which would substantially harm our business and results of operations.

Sales growth in prior periods may not be indicative of our future growth.

Our sales have fluctuated significantly in the past, in part, as a result of varying amounts of funds we have spent on advertising and inventory levels and may fluctuate significantly in the future because of varying advertising and inventory costs. These factors may prevent the meaningful use of period-to-period comparisons of financial results. For these and other reasons, investors should not rely on past sales growth rates as a prediction of our future sales growth.

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

In an effort to provide accurate descriptions of jewelry posted on our website, we provide appraisal summaries from third-party gemological laboratories for some of our jewelry items. All other jewelry and watch descriptions are provided by our full-time Gemological Institute of America, or GIA, trained gemologists and other experienced product specialists. Nevertheless, there is a subjective component involved with respect to assessing the clarity, color, and carat characteristics of diamonds and other gemstones. In addition, mistakes or omissions of important information in our descriptions may occur. Even if our descriptions are accurate, buying a product online may lead to disappointment resulting in returned merchandise. For example, a customer may determine that a piece does not have the expected look, feel, and overall appearance of the merchandise that the buyer envisioned from the website photograph.

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

We regard the protection of our trademarks, copyrights, domain name, trade dress, and trade secrets as critical to our success. We rely on a combination of common law as well as trademark, copyright, trade dress, and trade secret laws to protect our intellectual property rights. We also have entered into confidentiality and invention assignment agreements with our employees and relevant contractors and nondisclosure agreements with relevant parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. These contractual arrangements and other steps we have taken to protect our intellectual property may not prevent misappropriation of our intellectual property or deter independent development of similar intellectual property by others Effective trademark, copyright, patent, trade dress, trade secret, and domain name protection is very expensive to maintain and may require litigation.

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

Our founder, executive officers, and directors together own approximately 37.6% of our common stock as of December 31, 2009. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman and Chief Executive Officer, owns an additional 30.4% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 1B.      Unresolved Staff Comments

Not applicable.

Item 2.                     Properties.

We lease a 50,000 square foot facility in Culver City, California, which serves as our corporate headquarters and houses our sales, marketing, research and development, customer service, fulfillment, and warehouse operations. In March 2009, we extended the lease on our 50,000 square-foot facility by 32 months to expire in June 2012. In August 2007, we leased a separate 12,000 square-foot warehouse in Culver City, California and this lease expires in August 2012. In October 2009, we signed a new lease for a 26,000 square-foot office and warehouse space in Marina Del Rey, California beginning in November 2009 and expiring in October 2012.

Item 3.                     Legal Proceedings

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

On February 10, 2009, the Securities and Exchange Commission (“SEC”) issued a subpoena to produce documents relating to the Company’s inventory reserve policies, as well as other matters. We have been cooperating fully with the SEC regarding this matter, our management and certain employees have complied with subpoenas for testimony, and we do not believe that the investigation will adversely affect management, our results of operations, cash flows or our financial position.  On October 27, 2009, the SEC issued a subpoena to produce documents relating to the Company’s co-op marketing contributions and minimum gross profit guarantees.

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

On or about September 29, 2008, the Company, David Zinberg and Marina Zinberg were named as defendants in a complaint filed in the United States District Court for the Central District of California (Marla Tidenberg v. Bidz.com, Inc., et al., cv08 05553 (PSG)).  On March 19, 2009, Tidenberg filed a Third Amended Complaint, which names only the Company as a defendant.  The lawsuit alleges, among other things, that we engaged in unfair business practices by misrepresenting the value of our merchandise and by “false” bidding. The complaint purports to represent a class of persons who purchased any merchandise from us. On January 7, 2010 the Court denied Marla Tidenberg’s Motion for Class Certification. On February 26, 2010, Marla Tidenberg accepted our offer to pay her Twenty Thousand Dollars in exchange for a dismissal of her case with prejudice.

We are, from time to time, a party to disputes arising from normal business activities, including various employee-related matters. In the opinion of our management, resolution of these matters, individually or collectively, will not have a material adverse effect upon our financial condition or future cash flows and operating results.

Item 4.                     Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 28, 2009. The following items were voted on by our stockholders:

Election of Class III member of our Board of Directors for a term expiring in 2012

	FOR	WITHHELD/ AGAINST
Garry Y. Itkin	18,747,315	336,057

	FOR	AGAINST	ABSTAIN
Proposal to approve the ratification of the appointment of Stonefield Josephson, Inc. as the Company’s independent auditors for the fiscal year ended December 31, 2009	19,073,595	7,141	2,636

Part II

Item 5.                     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “BIDZ.” The following table sets forth the high, low and closing market prices of our common stock during each of the four calendar quarters for 2009:

For the quarter ended:	High	Low	Close

March 31, 2009	$4.73	$2.25	$4.02
June 30, 2009	$4.84	$2.61	$2.82
September 30, 2009	$4.80	$2.67	$3.48
December 31, 2009	$3.48	$1.88	$2.00

As of December 31, 2009, there were 22,114,357 shares of common stock outstanding.

We have established a public market for our common stock on the NASDAQ Capital Market since June 2007. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to stock options covered by our stock option plans. Shares covered by such registration statements upon the exercise of stock options or warrants generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. As of December 31, 2009, the number of shares of our common stock that is subject to outstanding options to purchase common stock is 6,779,000.

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

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights (1)	warrants and rights	column (a))
Equity compensation plans approved by security holders
2006 Stock award plan	290,500	$7.89	712,803
2002 Special stock option plan	—	$—	—

Equity compensation plans not approved by security holders
2001 Stock option plan	488,500	$6.00	—
Non-statutory stock option (2)	6,000,000	$6.00	—

Total	6,779,000	$6.08	—

(1)                                The total number of shares of common stock to be issued upon exercise of all outstanding stock options is 6,779,000 as of December 31, 2009.

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

In 2009, we issued 666,000 restricted stock awards of our common stock, with 25% vesting at the end of each year over a four year period, under the 2006 Award Plan to management and key employees for services rendered to our Company. No stock options were granted in 2009.

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

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the fourth quarter of 2009 and no shares were repurchased during the quarter:

			Total number of	Maximum
			shares	dollar value
	Total	Average	purchased as	of shares that
	number	price	part of a	may
	of	paid	publicly	yet be purchased
	shares	per	announced	under the
2009	purchased	share	program	program (1)
October 1 — October 31	—	—	3,308,841	$15,095,825
November 1 — November 30	—	$—	3,308,841	$15,095,825
December 1 — December 31	—	$—	3,308,841	$15,095,825
Total	—	$—	3,308,841	$15,095,825

(1)           In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million from $20.0 million. As of February 28, 2010 we have repurchased a total of approximately 3.3 million shares for a total of approximately $18.4 million. About $15.1 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

Item 6.       Selected Financial Data

The selected financial data presented below has been derived from our financial statements. The statement of income data for each of the fiscal years ended December 31, 2007, 2008, and 2009 and the balance sheet data at December 31, 2008 and 2009 are derived from our audited financial statements that are included in this report. The statement of operations data for the years ended December 31, 2005 and 2006 and the balance sheet data at December 31, 2005, 2006 and 2007 are derived from audited financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected in any future period. You should read this information together with “Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report.

	Years ended December 31,
(in thousands, except per share data)	2005	2006	2007	2008	2009

Statement of income data:

Net revenue	$90,579	$131,823	$187,131	$207,410	$110,394
Cost of revenue	71,257	100,633	132,683	148,688	76,667
Gross profit	19,322	31,190	54,448	58,722	33,727
Operating expenses:
General & administrative	10,938	13,853	20,458	21,209	19,444
Sales & marketing	5,078	10,300	12,578	12,681	9,140
Public offering costs	442	1,287	—	—	—
Depreciation & amortization	157	273	498	690	795
Total operating expenses	16,615	25,713	33,534	34,580	29,379
Income from operations	2,707	5,477	20,914	24,142	4,348
Interest income (expense), net	22	32	(250)	(142)	(73)
Income tax expense	(82)	(120)	(2,538)	(9,597)	(1,814)
Net income	$2,647	$5,389	$18,126	$14,403	$2,461
Net income common share:
Basic	$0.11	$0.23	$0.77	$0.61	$0.11
Diluted	$0.11	$0.23	$0.69	$0.57	$0.11

Balance sheet data:

Cash & cash equivalents	$7	$359	$4,808	$4,456	$1,121
Working capital (deficit)	1,009	5,974	29,865	32,785	31,177
Total assets	17,746	38,542	70,965	48,405	51,419
Revolving credit line	—	3,941	5,924	—	2,898
Total liabilities	15,963	31,815	39,383	13,599	17,980
Total stockholders’ equity	$1,783	$6,727	$31,582	$34,806	$33,439

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this form. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including various risks and uncertainties discussed in Item 1A. “Risk Factors” and throughout this report.

Overview

We are a leading online retailer of jewelry, featuring a live auction format. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout and jewelry, watches, accessories and brand name merchandise, and rapidly respond to changing consumer demands for our merchandise. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. In 2009, we began offering auctions with a minimum opening bid that is higher than $1. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

In addition to our auction site we have a fixed pricing format that offers similar items of merchandise as those listed for auction.  This online store, buyz.com, provides us access to different types of consumers, and we plan to offer customers the ability to design their own jewelry including diamond earrings and rings in the near future. The fixed price site may also be used to sell inventory that is held by our suppliers using a just in time ordering or drop ship model.

Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; watches, accessories and brand name merchandise. We believe we are the second largest online retailer of jewelry based on revenue and the largest online jewelry auction site based on web traffic.

In line with our growth plans, we previously completed a major upgrade of our auction platform at the end of 2007. The new auction system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system touts high availability, faster end-user response time and greater scalability among the key features delivered in this release. We have leveraged this new software solution to launch additional site features and our new online retail store, buyz.com. We launched the Spanish, Arabic and German versions of our website in 2008.

In 2009, we completed and deployed an implementation of Dynamics AX, a robust ERP solution from Microsoft. Dynamics AX replaced our proprietary in-house business management software in the areas of inventory management, order management, customer management, logistics, purchasing, warehouse management and fulfillment.

We sell to consumers looking for reliable bargains on jewelry, watches, accessories and brand name merchandise. Because we purchase and retain all of our inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We operate in a highly competitive market with low barriers to entry. By selling our own merchandise, we provide a buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from third-party sellers. We also provide a 15-day return policy on all merchandise. We believe that many of our customers resell merchandise that they purchase from our auctions on eBay, at local auctions, and through other retail channels. Our auctions and fixed price sales are conducted 24 hours a day, seven days a week. We also offer 24-hour telephone customer support and online live-help as well e-mail customer support.

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

We present sales tax liability on a net basis. Sales taxes are excluded from revenue and included as a liability.

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

Inventory Co-op Marketing Contributions

In the third quarter of 2007, we started to bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. We account for the co-op marketing contributions that cannot be identified specifically to benefit the vendors as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales, (and more fully described in Note 1 in our audited financial statements).

Stock-Based Compensation

We recognize in our financial statements the cost resulting from all share-based compensation transactions based on the fair value of the equity issued. We use the Black-Scholes option pricing model to estimate the value of our options.  Our assessment of the estimated compensation charges will be affected by our stock price as well as assumptions regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Years ended December 31,
	2007	2008	2009

Net revenue	100.0%	100.0%	100.0%
Gross profit	29.1	28.3	30.5
Operating expenses:
General & administrative	10.9	10.3	17.6
Sales & marketing	6.7	6.1	8.3
Depreciation & amortization	0.3	0.3	0.7
Total operating expenses	17.9	16.7	26.6
Income from operations	11.2	11.6	3.9
Interest expense, net	(0.1)	(0.1)	(0.1)
Income tax expense	(1.4)	(4.6)	(1.6)
Net income	9.7%	6.9%	2.2%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is not online, shipping and handling, transaction fee revenue, and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Year Ended December 31,
	2007	2008	2009

Net Revenue
Merchandise sales	84.6%	71.9%	84.7%
Wholesale merchandise sales	—	14.4	3.6
Shipping & handling	12.1	10.8	8.4
Transaction fee	3.1	2.7	3.0
Other revenue	0.2	0.2	0.3
Total Net Revenue	100.0%	100.0%	100.0%

As described in note 12 to our audited financial statements, net revenue by geographic area is presented based upon the country of destination. No foreign country accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area for the periods indicated was as follows:

	Years ended December 31,
(in thousands, except percentages)	2007		2008		2009
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent
United States	$145,412	77.7%	$157,747	76.1%	$75,360	68.3%
International	41,719	22.3	49,663	23.9	35,034	31.7
Total	$187,131	100.0%	$207,410	100.0%	$110,394	100.0%

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factor in maintaining demand for our jewelry products and increasing net revenue.

Results of Operations

Comparison of Year Ended December 31, 2009 with Year Ended December 31, 2008

Net Revenue

Net revenue decreased 46.8% to $110.4 million in 2009 from $207.4 million in 2008. We believe the decrease in net revenue was due primarily to declines in consumer confidence caused by the financial and economic crisis that began in 2008. We experienced an overall decrease in online demand for our jewelry as consumers reduced their discretionary spending. We expect that demand for our discretionary merchandise will continue to remain weak in 2010 and have a negative effect on our revenue. The fourth quarter of 2009 was further adversely affected by the migration of our proprietary enterprise operating system to a customized Microsoft Dynamics AX ERP system as unexpected deficiencies in implementing the new system had a material adverse effect on our results operations.

In 2008, we started selling consignment inventory on a selective and limited basis and recorded revenue of $635,000 and $703,000 for the years ended December 31, 2008 and 2009, respectively, from sales of inventory that were on consignment from vendors. Based on the terms of the consignment agreements, we record as revenue sales of the consignment inventory on a net basis.

Gross Profit

Gross profit decreased 42.6% to $33.7 million in 2009 from $58.7 million in 2008. The decrease in gross profit is due primarily to the 46.8% decrease in net revenue. Gross profit as a percentage of net revenue increased to 30.5% in 2009 from 28.3% in 2008. The increase in gross profit percentage resulted primarily from significantly less wholesale revenue that have lower gross profit margin. Wholesale revenue decreased 86.6% to $4.0 million in 2009 from $29.9 million in 2008.

In May, 2007 we entered into an understanding with LA Jewelers (a related party and more fully described in Note 15 in our audited financial statements), whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For 2008 and 2009, we recognized $588,000 and $192,000, respectively, under this agreement as a reduction in cost of revenue. All business with LA Jewelers is conducted at arm’s length and the purchase price, terms and conditions that have been negotiated are competitive with the market and other suppliers.

General and Administrative Expenses

General and administrative expenses decreased 8.3% to $19.4 million in 2009 from $21.2 million in 2008. The decrease in general and administrative expenses was primarily due to a decrease in payroll expenses offset by an increase in legal expenses. General and administrative expenses as a percentage of net revenue increased to 17.6% in 2009 compared to 10.3% in 2008.

An impairment charge of $400,000 was recorded in 2009 on advances made to employees to purchase shares of our common stock when the value of our common stock held as collateral for the advances fell below the amount of the advances. The 154,000 shares of the common stock held as collateral were valued based on the closing price for the year ended December 31, 2009.

Sales and Marketing Expenses

Sales and marketing expenses decreased 27.9% to $9.1 million in 2009 from $12.7 million in 2008. We significantly reduced the sales and marketing expenses in line with the significantly lower revenue. Sales and marketing expenses as a percentage of net revenue increased to 8.3% in 2009 from 6.1% in 2008.

Comparison of Year Ended December 31, 2008 with Year Ended December 31, 2007

Net Revenue

Net revenue increased 10.8% to $207.4 million in 2008 from $187.1 million in 2007. This increase in net revenue was due primarily to the growth in our wholesale sales of $29.9 million offset by a decline in our online sales of $9.6 million. In 2008, we started selling consignment inventory on a selective and limited basis and recorded revenue of $635,000 from sales of inventory that were on consignment from vendors. Based on the terms of the consignment agreements, we record as revenue sales of the consignment inventory on a net basis.

The financial and economic crisis of 2008 resulted in a major slowdown in our revenue in the fourth quarter of 2008. For the year ended December 31, 2008, there was an overall decrease in online demand for our jewelry as consumers reduced their discretionary spending.

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

In May, 2007 we entered into an understanding with LA Jewelers, where one of its managers is a stockholder who beneficially owns approximately 5.7% of our outstanding common stock as of December 31, 2009 (and more fully described in Note 15 in our audited financial statements), whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the years ended December 31, 2007 and 2008, we recognized $427,000 and $588,000, respectively, under this agreement as a reduction of cost of revenue. All business with LA Jewelers is conducted at arm’s length and the purchase price, terms and conditions that have been negotiated are competitive with the market and other suppliers.

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

An impairment charge of $256,000 was recorded in 2008 on advances made to employees to purchase shares of our common stock when the value of our common stock held as collateral for the advances fell below the amount of the advances. The 154,000 shares of the common stock held as collateral were valued based on the closing price for the year ended December 31, 2008.

Sales and Marketing Expenses

Sales and marketing expenses increased 0.8% to $12.7 million in 2008 from $12.6 million in 2007. We reduced significantly the sales and marketing expenses in the fourth quarter of 2008 in line with the significantly slowing online revenue. Sales and marketing expenses as a percentage of net revenue decreased to 6.1% in 2008 from 6.7% in 2007.

Quarterly Operations Data

The following tables set forth quarterly statements of operations data for the eight quarters ended December 31, 2009, including amounts expressed as a percentage of net revenue. This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair representation of the information for the periods presented. This quarterly statement of operations data should be read in conjunction with our audited financial statements and the related notes included elsewhere in this prospectus. Results of operations for any quarter are not necessarily indicative of results for any future period.

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday season. Approximately 33.8%, 16.9% and 24.9 % of our net revenue in 2007, 2008, and 2009, respectively, was generated during the fourth quarter. The fourth quarters of 2008 and 2009 were exceptions as we encountered a significant slowdown in sales resulting from the 2008 financial and economic crisis. The fourth quarter of 2009 was further affected by the migration of our proprietary enterprise operating system to an ERP system running on a customized Microsoft Dynamics AX as unexpected deficiencies in implementing the new system had a material adverse effect on our results operations. As we continue to recover and grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue in the fourth quarter in the future.

	Quarters ended
(in thousands,	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
except per share data)	2008	2008	2008	2008	2009	2009	2009	2009
	(unaudited)

Net revenue	$61,929	$54,986	$55,356	$35,139	$31,177	$26,944	$24,786	$27,487
Gross profit	18,036	15,318	13,294	12,075	10,186	8,235	7,164	8,142
General and administrative	5,907	5,680	5,267	4,355	4,861	4,748	4,644	5,192
Sales and marketing	4,199	3,131	2,314	3,037	2,605	2,127	2,235	2,172
Depreciation and amortization	162	172	172	185	180	193	200	222
Income from operations	7,768	6,335	5,541	4,498	2,540	1,167	85	556
Net income	$4,605	$3,615	$3,259	$2,924	$1,515	$620	$39	$288
Net income per share available to common stockholders — Basic	$0.19	$0.15	$0.14	$0.13	$0.07	$0.03	$0.00	$0.01
Net income per share available to common stockholders — Diluted	$0.18	$0.14	$0.13	$0.13	$0.07	$0.03	$0.00	$0.01
Weighted average number of shares outstanding — Basic	24,538	23,828	23,523	23,312	22,899	22,937	22,207	22,114
Weighted average number of shares outstanding — Diluted	25,829	25,739	25,213	23,313	22,899	22,937	22,207	22,114

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008	2009	2009	2009	2009
	(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0
Gross profit	29.1	27.9	24.0	34.4	32.7	30.6	28.9	29.6
General and administrative	9.5	10.3	9.5	12.4	15.6	17.6	18.8	18.9
Sales and marketing	6.8	5.7	4.2	8.7	8.4	7.9	9.0	7.9
Depreciation and amortization	0.3	0.3	0.3	0.5	0.6	0.7	0.8	0.8
Operating income	12.5	11.6	10.0	12.8	8.1	4.3	0.3	2.0
Net income	7.4%	6.6%	5.8%	8.3%	4.8%	2.3%	0.2%	1.0%

Additional operating data:

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008	2009	2009	2009	2009
	(unaudited)
Average gross order value	$182	$183	$175	$169	$180	$181	$187	$189
Average orders per day	3,734	3,023	2,453	2,462	2,043	1,712	1,465	1,564
Average items sold per day	12,186	10,082	8,431	8,287	6,110	5,956	6,899	6,773
Cost per new buyer	$50	$48	$43	$51	$51	$55	$65	$48
Number of new buyers	83,179	64,882	54,072	59,485	51,021	38.577	34,252	45,405

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

As of December 31, 2009, we had a working capital surplus of $31.2 million and have no long-term debt obligations. Net cash is affected primarily by changes in net income, inventories, accounts receivable, other receivable, other current assets, accounts payable, accrued expenses, and deferred revenue. Inventories, and accounts payable generally increase or decrease in line with changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve sales and/or our gross margins.

Net cash used for operating activities was $178,000 in 2009 compared with net cash provided by operating activities of $18.6 million in 2008 and net cash used for operating activities of $2.0 million in 2007. Net income was $2.5 million in 2009 compared with $14.4 million in 2008 and $18.1 million in 2007. Inventories (net of reserves) increased by $4.3 million in 2009 compared to a decrease of $19.3 million in 2008 and an increase of $23.0 million in 2007. Accounts receivable decreased by $251,000 in 2009 compared to a decrease of $1.6 million in 2008 and an increase of $216,000 in 2007. Other receivable increased by $413,000 in 2009 compared to a decrease of $2.0 million in 2008 and an increase of $3.0 million in 2007. Other current assets increased by $3.2 million in 2009 compared to an increase of $204,000 in 2008 and a decrease of $357,000 in 2007. Accounts payable increased by $2.5 million in 2009 compared to a decrease of $16.4 million in 2008 and an increase of $4.4 million in 2007. The increase in inventories and increase in accounts payable in 2009 despite the declining business and economic outlook is attributable to our strategy to stock up on attractively priced close-out merchandise. The decrease in inventories and corresponding decrease in accounts payable in 2008 is attributable to the declining business and economic outlook. Accrued expenses decreased by $800,000 in 2009 compared to a decrease of $1.4 million in 2008 and an increase of $2.6 million in 2007. Deferred revenue decreased by $240,000 in 2009 compared to a decrease of $2.0 million in 2008 and a decrease of $1.0 million in 2007.

Net cash used for investing activities were $1.4 million, $1.0 million and $404,000 in 2007, 2008 and 2009, respectively, and was primarily related to capital expenditures for our technology system infrastructure, including hardware and software, and office equipment.

Net cash used for financing activities was $2.8 million in 2009: $2.9 million was provided by our revolving credit line, $579,000 was used for long term deferred tax assets and $5.0 million was used to purchase treasury shares. Net cash used for financing activities was $18.0 million in 2008: $5.9 million was used to pay down our revolving credit facility, $2.5 million was used to retire shares from the net exercise of stock options, and $12.5 million was used to purchase treasury shares, $2.1 million was provided by proceeds from the exercise of stock options and $716,000 from the tax benefit from exercise of stock options.  Net cash provided by financing activities was $7.8 million in 2007; $2.0 million was provided by our revolving credit line, $4.8 million was provided by proceeds from the exercise of stock options and $3.2 million was provided by tax benefit from the exercise of stock options and $866,000 was used for the purchase of treasury shares.

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank (Bank of America) to provide working capital financing secured by inventories and tangible assets (and more fully described in Note 5 in our audited financial statements). All cash receipts from our revenues are restricted to being deposited into a LaSalle Bank (Bank of America) account, to be applied to current reported cash disbursements requirements, under a positive pay system, and then to the credit line outstanding balance. As of December 31, 2009, there was an outstanding balance of $2.9 million under the revolving credit line and the unused balance was $22.1 million. However, as of December 31, 2009, our ability to borrow was limited to $17.2 million. As of March 2, 2010, we had $0 balance outstanding under the revolving credit line after subsequently paying off the balance outstanding at year end 2009. The interest rate is at prime and there is an unused fee of 0.25% on the unused portion of the revolving credit line. The term of the four year revolving credit line agreement ends in July 2010 and there is no assurance that the credit line will be renewed or extended.

We believe that cash and cash equivalents currently on hand and cash flows from operations will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure, and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventory we carry; and other factors relating to our business. Enhancement of our website, network infrastructure, and transaction processing systems may require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We may require additional financing in the future in order to execute our operating plan and we may not be able to obtain such financing. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt and equity.

Contractual Obligations

The following table presents our contractual obligations at December 31, 2009, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property lease	$3,946	$1,501	$2,445	$—	$—
Equipment lease	151	52	99	—	—
	$4,097	$1,553	$2,544	$—	$—

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

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the date of their evaluation, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting discussed below.  Notwithstanding the material weaknesses described below, management has concluded that our financial statements for the periods covered by and included in this report are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for the periods presented herein.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting include those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. During the fourth quarter 2009, we identified control deficiencies that represent material weaknesses.  These control deficiencies resulted primarily from the conversion during the fourth quarter from our internally developed proprietary legacy operating system to a Microsoft Dynamics AX ERP system. These control deficiencies related to: (i) maintaining an effective control environment at the entity level specifically in having adequate processes related to the conversion of the Company’s operating system to the Microsoft AX ERP system and in executing a Company wide risk assessment program related to the conversion process; (ii)maintaining an effective control environment over Information Technology (IT) specifically in  user security configurations, training and end user acceptance, quality control testing, design and monitoring of change controls, and security evaluations for the Microsoft AX ERP system, and (iii) maintaining an effective control environment over management oversight and anti-fraud controls specifically in processing of financial transactions, vendor review and payment processing, employee hiring and termination procedures, and timely review of payroll timecards and reports .. As a result of the foregoing, management concluded that the Company’s internal control over financial reporting as of December 31, 2009 was not effective.

To ensure that our financial statements were fairly stated in accordance with generally accepted accounting principles in the United States, we expanded procedures to be performed in order to prepare the financial statements as of December 31, 2009. These procedures included performing a physical inventory as of December 31, 2009, additional analyses and review of the inventory processes and related balances to fairly state inventory and the associated cost of goods sold in 2009. Additionally, we performed multiple levels of review within the financial statement close process.

Stonefield Josephson, Inc., an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the year ended December 31, 2009, that our certifying officers concluded could materially affect our internal control over financial reporting.

To address the material weaknesses described above, management has implemented a remediation program, which has been approved by our Audit Committee.  We implemented the remediation program in the fourth quarter of 2009, and we anticipate that we will continue implementation of the program in the first and second quarter of 2010.  As part of our remediation program in the first quarter of 2010, we hired an IT internal controls consultant, and we may increase the level of staffing in critical functional areas.

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

Item 9B.            Other Information

None.

Part III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2010 annual meeting of shareholders, which we expect to file before 120 days after December 31, 2009. We incorporate that information in this annual report by reference to our 2010 proxy statement.

Item 10.              Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2010 Annual Meeting of our stockholders.

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

Item 11.              Executive Compensation.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2010 Annual Meeting of our stockholders.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2010 Annual Meeting of our stockholders.

Item 13.              Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2010 Annual Meeting of our stockholders.

Item 14.              Principal Accounting Fees and Services.

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2010 Annual Meeting of our stockholders.

Part IV

Item 15.              Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)	Financial Statements

Reports of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2008 and 2009
Statements of Income for the Years ended December 31, 2007, 2008, and 2009
Statement of Stockholders’ Equity for the Years ended December 31, 2007, 2008, and 2009
Statements of Cash Flows for the Years ended December 31, 2007, 2008, and 2009
Notes to Financial Statements

(b)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Bidz.com, Inc.:

We have audited the accompanying balance sheets of Bidz.com, Inc. (the “Company”) as of December 31, 2008 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidz.com, Inc. as of December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2010 expressed an adverse opinion.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bidz.com, Inc.

We have audited Bidz.com, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bidz.com, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not maintain an effective control environment at the entity level. Specifically, the Company identified the following material weaknesses:

•                  Management did not establish and maintain adequate processes related to the conversion of its operating system to Microsoft AX ERP system, which included internal controls over financial reporting. Management was unable to promptly address any control deficiencies identified due to time and resource constraints, including lack of periodic reviews of certain monthly key financial information by the process owners within the Company.

•                  The Company did not develop and maintain a Company wide risk assessment program upon conversion to the Microsoft AX ERP system. Failures to develop, communicate, and ensure compliance with such programs increases the risk of financial statement errors either being prevented or detected.

The Company did not maintain an effective control environment over information technology (IT) General Controls.  Specifically, the Company identified the following material weaknesses:

•                  The Company did not have effective information technology policies and procedures in place, which when in place, address financial reporting risks associated with the IT function. The material weaknesses include inadequate user security configurations, insufficient training and acceptance by the end user to adequately perform their job functions, non-performance of preventative and detective quality control tests, inadequate design and monitoring of change controls and insufficient security evaluations for the Microsoft AX ERP system.  The Company also did not have a structure for organization and management oversight of the IT compliance functions.

•                  The Company did not maintain sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the Microsoft AX ERP system and Excel spreadsheets used to initiate, process, record, report financial transactions and prepare financial statements. Specifically, controls were not designed and in place to ensure that access to certain financial applications were adequately restricted to only employees requiring access to complete their job functions.

•                  The process owners at the Company had significant difficulties in generating reports related to sales orders (invoicing/fulfillment, refunds) and inventory processing (receiving, verification and adjustments, location ID) from the Microsoft AX ERP system to adequately perform their functions.

The Company did not maintain an effective control environment over management oversight, review procedures and anti-fraud Controls. Specifically, the Company identified the following material weaknesses:

•                  The Company did not maintain a company wide anti-fraud program over the initiating and processing of financial transactions, as well as other company wide procedures which may have an impact on internal controls over financial reporting.

•                  The Company did not maintain sufficient controls over vendor review, invoice and payment processing.

•                  The Company did not maintain sufficient controls over the timely performance of background checks for new or re-hires, timely termination of user access to Microsoft AX ERP system for ex-employees, and the timely review of payroll timecards and reports.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated March 5, 2010 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity, and cash flows of Bidz.com, Inc., and our report dated March 5, 2010 expressed an unqualified opinion.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

March 5, 2010

Bidz.com, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2008	2009

Assets
Current assets:
Cash	$4,456	$1,121
Accounts receivable	698	447
Inventories, net of reserves of $820 and $1,767 at December 31, 2008 and 2009, respectively	37,657	40,961
Other receivable (includes related party amounts of $102 and $179 at December 31, 2008 and 2009, respectively)	1,041	1,454
Current deferred tax assets	1,950	1,400
Other current assets	582	3,774
Total current assets	46,384	49,157
Long term deferred tax asset	84	663
Property and equipment, net	1,672	1,202
Intangible asset	161	240
Deposits	104	157
Total assets	$48,405	$51,419

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$—	$2,898
Accounts payable (includes related party amounts of $1,364 and $1,513 at December 31, 2008 and 2009, respectively)	9,636	12,159
Accrued expenses	3,091	2,291
Deferred revenue	872	632
Total current liabilities	13,599	17,980

Commitments and contingencies (Notes 8 and 14)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2008 and 2009, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 22,917,918 and 22,114,257 at December 31, 2008 and 2009, respectively	23	22
Additional paid in capital	24,520	20,293
Employees share purchase receivable	(708)	(308)
Retained earnings	10,971	13,432
Total stockholders’ equity	34,806	33,439

	$48,405	$51,419

See accompanying notes to financial statements

Bidz.com, Inc.

Statements of Income

(in thousands, except share and per share data)

	Years Ended December 31,
	2007	2008	2009

Net revenue:
Merchandise sales	$186,830	$177,089	$106,043
Wholesale merchandise sales (includes related party amounts of
$0, $0 and $2,403 for the years ended December 31, 2007, 2008 and 2009, respectively	—	29,886	4,009
Other revenue	301	435	342
	187,131	207,410	110,394
Cost of revenue	132,683	148,688	76,667
Gross profit	54,448	58,722	33,727
Operating expenses:
General and administrative	20,458	21,209	19,444
Sales and marketing	12,578	12,681	9,140
Depreciation and amortization	498	690	795
Total operating expenses	33,534	34,580	29,379
Income from operations	20,914	24,142	4,348
Other income - interest income	41	40	1
Other expense - interest (expense)	(291)	(182)	(74)
Income before income tax expense	20,664	24,000	4,275
Income tax expense	2,538	9,597	1,814
Net income	$18,126	$14,403	$2,461

Net income per share available to common shareholders - basic	$0.77	$0.61	$0.11
Net income per share available to common shareholders - diluted	$0.69	$0.57	$0.11
Weighted average number of shares outstanding - basic	23,567,995	23,798,338	22,517,367
Weighted average number of shares outstanding - diluted	26,266,008	25,069,509	22,517,367

See accompanying notes to financial statements

Bidz.com, Inc.

Statement of Stockholders’ Equity

(in thousands)

					Advance to
			Additional		employees to	Retained	Total
	Common stock		paid in	Treasury	purchase	earnings	stockholders’
	Shares	Amount	capital	shares	shares	(deficit)	equity

Balance at December 31, 2006	23,234	$23	$28,352	$(90)	$—	$(21,558)	$6,727
Issuance of common stock to directors	19	—	113	—	—	—	113
Employees share purchase receivable	—	—	—	—	(1,086)	—	(1,086)
Issuance of common stock from exercise of stock options	1,192	2	4,770	—	—	—	4,772
Tax benefit from exercise of options	—	—	3,155	—	—	—	3,155
Fair value of options granted to employees	—	—	488	—	—	—	488
Grant of restricted stock awards to employees and directors	126	—	173	—	—	—	173
Retirements of common stock	(15)	—	(90)	90	—	—	—
Purchase of treasury stock	—	—	—	(886)	—	—	(886)
Net income	—	—	—	—	—	18,126	18,126
Balance at December 31, 2007	24,556	$25	$36,961	$(886)	$(1,086)	$(3,432)	$31,582

Issuance of common stock for service	1	$—	$5	$—	$—	$—	$5
Employees share purchase receivable	—	—	—	—	122	—	122
Impairment in employees share purchase receivable	—	—	—	—	256	—	256
Retirements of common stock from net vesting of restricted stocks	—	—	(10)	—	—	—	(10)
Issuance of common stock from exercise of stock options	442	—	2,095	—	—	—	2,095
Retirement of common stock from net exercise of stock options	(250)	—	(2,480)	—	—	—	(2,480)
Tax benefit from exercise of options	—	—	716	—	—	—	716
Fair value of stock options granted to employees	—	—	283	—	—	—	283
Grant of restricted stock awards to employees and directors	25	—	358	—	—	—	358
Cancellation of restricted stock awards to employee	(2)	—	—	—	—	—	—
Retirements of common stock	(1,854)	(2)	(13,408)	13,410	—	—	—
Purchase of treasury stock	—	—	—	(12,524)	—	—	(12,524)
Net income	—	—	—	—	—	14,403	14,403
Balance at December 31, 2008	22,918	$23	$24,520	$—	$(708)	$10,971	$34,806

Impairment in employees share purchase receivable	—	$—	$—	$—	$400	$—	$400
Retirements of common stock from net vesting of restricted stocks	(3)	—	(8)	—	—	—	(8)
Tax benefit from stock based compensation	—	—	(70)	—	—	—	(70)
Grant of restricted stock awards to employees	666	—	844	—	—	—	844
Cancellation of restricted stock awards to employees	(12)	—	—	—	—	—	—
Retirements of common stock	(1,455)	(1)	(4,993)	4,994	—	—	—
Purchase of treasury stock	—	—	—	(4,994)	—	—	(4,994)
Net income	—	—	—	—	—	2,461	2,461
Balance at December 31, 2009	22,114	$22	$20,293	$—	$(308)	$13,432	$33,439

See accompanying notes to financial statements

Bidz.com, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2007	2008	2009

Cash flows provided by (used for) operating activities:
Net income	$18,126	$14,403	$2,461

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	498	690	795
Change in inventory reserve	614	(255)	947
Impairment in employees share purchase receivable	—	256	400
Stock-based compensation	774	641	844
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(216)	1,555	251
Inventories	(22,992)	19,284	(4,251)
Other receivable	(3,002)	1,961	(413)
Current deferred tax assets	(2,121)	171	550
Other current assets	357	(204)	(3,192)
Deposits	21	—	(53)
Increase (decrease) in liabilities:
Accounts payable	4,413	(16,414)	2,523
Accrued expenses	2,557	(1,418)	(800)
Deferred revenue	(1,035)	(2,028)	(240)
Net cash provided by (used for) operating activities	(2,006)	18,642	(178)

Cash flows provided by (used for) investing activities:
Capital expenditures	(1,354)	(1,058)	(404)
Proceeds from sale of fixed asset	—	19	—
Net cash used for investing activities	(1,354)	(1,039)	(404)
Cash flows provided by (used for) financing activities:
Revolving credit line	1,983	(5,924)	2,898
Long term deferred tax assets	(129)	45	(579)
Issuance of common stock	—	5	—
Employees share purchase receivable	(1,086)	122	—
Retirements of common stock from net vesting of restricted stocks	—	(10)	(8)
Proceeds from exercise of stock options	4,772	2,095	—
Retirements of common stock from net exercise of stock options	—	(2,480)	—
Tax benefit from stock based compensation	3,155	716	(70)
Purchase of treasury stock	(886)	(12,524)	(4,994)
Net cash provided by (used for) financing activities	7,809	(17,955)	(2,753)

Net increase (decrease) in cash	4,449	(352)	(3,335)
Cash, beginning of year	359	4,808	4,456
Cash, end of year	$4,808	$4,456	$1,121

Supplemental disclosure of cash flow information:
Interest paid	$291	$182	$74
Income taxes paid	$502	$9,874	$2,550
Supplemental disclosure of non-cash investing and financing activities:
Retirement of property and equipment	$293	$9	$—
Retirement of treasury shares	$90	$13,410	$4,994

See accompanying notes to financial statements

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

We sell our products throughout the United States and in international markets, concentrated mainly in English speaking countries such as Canada, Australia and the United Kingdom. Revenue generated from the United States accounted for approximately 77.7%, 76.1% and 68.3% of net revenue for the years ended December 31, 2007, 2008, and 2009, respectively.

Reclassification

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Recent Developments:

In February 2010, we launched modnique.com, a division that will be focused on online retailing of designer products, entertainment tickets, travel, and other consumer goods through a private sale concept that only sells to invited members. New customers are attracted by having our existing customers participate in our refer a friend program. The existing customer will earn store credits when a friend has registered as a new customer and the first purchase has shipped. The store credits will typically be valid for 6 months and can be applied towards payments for purchases.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for return and allowance reserve, inventory reserve, vendor co-op marketing contributions, deferred tax assets and accrued expenses.

Fair Value of Financial Instruments:

The carrying amount of our cash, accounts receivable, other current assets, accounts payable, deferred revenue, bank debt, and accrued expenses approximates their estimated fair values as a result of the short-term maturities of those financial instruments.

Cash and Cash Equivalents:

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less that do not secure any corporate obligation. We had no cash equivalents at December 31, 2008 or 2009.

Our bank for the revolving credit line maintains a security interest in substantially all our bank accounts.

Accounts Receivable:

Accounts receivable consist mainly of amounts due from customer credit card and other electronic payments billed but not yet received at period end. We had no allowance for doubtful accounts at December 31, 2008 or 2009.

Return and Allowance Reserve:

We estimate potential future product returns and charge-backs related to current period revenue. We analyze historical returns and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. If actual returns and charge-backs are greater than our estimates, we will record additional returns and allowances in addition to our estimates, which will result in lower net revenue recorded during that period. Reserves for returns and charge backs are included in accrued expenses.

Concentration of Business and Credit Risk:

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and receivables.  Our cash deposits with our banks could be at risk when the FDIC deposit insurance is not be sufficient to cover any potential loss arising from a bank failure. We derive our accounts receivable primarily from revenue earned from customers located in the United States. We maintain an allowance for doubtful accounts, which was $0 in 2009 and 2008, based upon the expected collectability of accounts receivable. We record an allowance if one is necessary. No customer accounted for more than 10% of revenue or receivables during 2007, 2008, or 2009.

We had a concentration on two merchandise suppliers during 2007, 2008, and 2009, as more fully described in Note 13.

Inventories:

Inventories consist mainly of merchandise purchased for resale and are stated at the lower of first-in, first-out cost (FIFO) or market. We record in inventories loose diamonds and semi-precious stones that we purchased and delivered to manufacturers to produce into finished jewelry inventory to resell.

We record payments made to our suppliers for purchases we have yet to receive as prepaid inventory until they are in our possession and satisfactorily examined. Prepaid inventory included in inventories is $36,000 and $1.8 million at December 31, 2008 and 2009, respectively.

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

Inventory Co-op Marketing Contributions

In the third quarter of 2007, we started to bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website.  We account for the co-op marketing contributions that cannot be identified specifically to benefit the vendors as a reduction in the cost of inventory and cost of sales. We cannot specifically identify the benefits to each vendor; consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the years ended December 31, 2007, 2008 and 2009, we have earned $4.8 million, $11.1 million and $7.6 million of co-op marketing contributions, respectively, with $4.3 million and $4.3 million, respectively, remaining unamortized as an offset to inventory at December 31, 2008 and 2009. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other receivable and amounted to $934,000 and $1.3 million at December 31, 2008 and 2009, respectively.

Property and Equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Years
Computer software	3
Computer hardware	3
Automobile	5
Furniture and equipment	5

Intangible Asset:

Our intangible asset consists of the cost to acquire our domain names, which was $161,000 and $240,000 as of December 31, 2008 and 2009, respectively. Our domain names, costing $161,000 have indefinite lives and therefore are not subject to amortization. We perform an annual evaluation for impairment on the intangible asset. No impairment existed at December 31, 2008 or 2009 and no loss or impairment was recognized during 2007, 2008 and 2009. Intellectual properties acquired for $80,000 in 2009 is amortized over 15 years and the accumulated amortization was $0 and $1,000 as of December 31, 2008 and 2009, respectively. The amount of amortization per year is $5,000 over each of the next five years.

Long-Lived Assets:

Our long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We review property, equipment, and other long-lived assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We measure recoverability by comparing the assets’ carrying amount with future undiscounted net cash flows the assets are expected to generate.

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

For online sales through our website, we recognize merchandise sales upon shipments made to individual consumers and businesses that are fulfilled from our warehouse. We require payment before we ship and the payment is generally made online by credit card or other electronic payment methods. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns, charge-backs from customers, and other discounts redeemed to obtain such sales. For wholesale merchandise sales, we recognize sales when the merchandise is delivered to the customer and credit terms may be offered to such customers.

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

We present sales tax liability on a net basis. Sales taxes are excluded from revenue and included as a liability.

Outbound shipping revenue from customers are included in merchandise sales and amounted to $22.6 million, $22.3 million and $9.3 million in 2007, 2008, and 2009, respectively.

Cost of Revenue:

Cost of revenue includes product costs, inbound and outbound shipping charges, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other electronic payment fees, and is recorded in the same period in which related revenue has been recorded. The cost of revenue is reduced by co-op marketing contributions recognized from our vendors.

Outbound shipping costs on merchandise sales totaled $9.7 million, $10.0 million and $6.1 million in 2007, 2008, and 2009, respectively.

Deferred Revenue:

Deferred revenue liability is recorded for sales transactions where the merchandise had not yet been shipped but payment has been received.  Customer deposits of $30,000, related to layaway sales, which started in the fourth quarter of 2009, are also included in deferred revenue until full payment is received and the merchandise has been shipped.

Income Tax Expense:

We account for income taxes using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are less likely than not to be realized based on available evidence.

Stock-Based Compensation:

We recognize in our financial statements the cost resulting from all share-based payment transactions and all share-based payments to employees, including grants of stock options and restricted stock awards based on their fair values of the measurement date, and recognized over the vesting period.

Compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, are based on the grant date fair value estimated. We have used the Black-Scholes model to estimate the fair value of options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumption regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

We are also required to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to adoption, as if we had adopted the statement at its effective date of January 1, 1995. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is an excess tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.

Internal Use Software:

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

Basic and Diluted Income per Share:

We compute the basic income per common share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the reporting period. We compute diluted income per common share similarly to basic income per common share, except that we increase the denominator to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2007, 2008, and 2009, we had 8,131,300 shares, 6,864,500 shares and 6,779,000 shares, respectively, of common stock equivalents upon the exercise of the employee and non-employee stock options. These common stock equivalents consisted of 8,079,300 employee stock options and 52,000 non-employee stock options as of December 31, 2007; and 6,839,500 employee stock options and 25,000 non-employee stock options as of December 31, 2008; and 6,779,000 employee stock options as of December 31, 2009. As of December 31, 2007, dilutive common stock equivalents totaled 2,698,013 consisting of 2,682,069 employee stock options and 15,944 non-employee stock options. As of December 31, 2008, dilutive common stock equivalents totaled 1,271,171 consisting of 1,265,568 employee stock options and 5,602 consisting of non-employee stock options. As of December 31, 2009, there were no dilutive common stock equivalents.

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method for the years ended December 31, 2007, 2008 and 2009. The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	2007	2008	2009
Basic and diluted net income per share:
Numerator:
Net income	$18,126	$14,403	$2,461
Denominator:
Weighted average shares of common stock outstanding	23,567,995	23,798,338	22,517,367
Effect of dilutive securities	2,698,013	1,271,171	—
Denominator for diluted calculation	26,266,008	25,069,509	22,517,367
Net income per share, basic	$0.77	$0.61	$0.11
Net income per share, diluted	$0.69	$0.57	$0.11

There was no dilutive effect from outstanding stock options for the year ended December 31, 2009 as all the 6,779,000 stock options outstanding at year end were “out of the money” and are anti-dilutive.

Advertising Expense:

We expense the costs of producing advertisements at the time production occurs and we expense the cost of communicating advertisements in the period during which the advertising space or airtime is used. We recognize Internet advertising expenses based on the terms of the individual agreements, which are generally (1) during the period customers are acquired; (2) based on the number of clicks generated during a given period over the term of the contract; or (3) based on the number of e-mails sent during an e-mail distribution campaign. Advertising expenses totaled $12.6 million, $12.7 million and $9.1 million during the years ended December 31, 2007, 2008, and 2009, respectively.

New Accounting Pronouncements:

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

In May 2009, the FASB issued new guidance on subsequent events. The standard provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The standard is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position and results of operations. The Company has evaluated subsequent events (as described in Note 16 to the audited financial statements).

(2)     Inventories:

Inventories consist of the following at December 31, 2008 and 2009 (in thousands):

	2008	2009

Fine jewelry, watches and other	$37,485	$40,228
Loose diamonds and semi-precious stones	570	279
Prepaid inventory	36	1,784
Inventory with manufacturing vendors	386	437
Product inventories	38,477	42,728
Less: inventory reserve	(820)	(1,767)
	$37,657	$40,961

As of December 31, 2008 and 2009, all inventories have been pledged as collateral for our revolving credit line with LaSalle Bank (Bank of America) and more fully described in Note 5.

(3)     Other Current Assets:

Other current assets consist of the following at December 31, 2008 and 2009 (in thousands):

	2008	2009

Prepaid expense	$328	$343
Prepaid income tax	282	920
Deposits	79	2,511
	$689	$3,774

(4)     Property and Equipment:

Property and equipment consists of the following at December 31, 2008 and 2009 (in thousands):

	2008	2009

Computer hardware and software	$2,626	$2,946
Furniture and equipment	517	521
Automobile	30	30
	3,173	3,497
Less: accumulated depreciation and amortization	1,501	2,295
	$1,672	$1,202

Property and equipment are recorded at cost. Depreciation and amortization expense of property and equipment totaled $498,000, $690,000 and $795,000 for the years ended December 31, 2007, 2008, and 2009, respectively.

As of December 31, 2008 and 2009, all property and equipment have been pledged as collateral for our revolving credit line with LaSalle Bank (Bank of America).

(5)     Revolving Credit Line:

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank (Bank of America), to provide working capital financing secured by inventories and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10.0 million, with a provision to increase the limit up to $15.0 million with the future consent of the bank’s loan committee. During the first quarter of 2007 we increased the limit to $15.0 million and during the first quarter of 2008 we further increased the limit to $25.0 million.  However, as of December 31, 2009, our ability to borrow was limited to $17.2 million.

All cash receipts from our revenues are restricted to being deposited into a LaSalle Bank (Bank of America) account, to be applied to current reported cash disbursements requirements, under a positive pay system, and then to the credit line outstanding balance. As of December 31, 2009, we have an outstanding balance of $2.9 million under the revolving credit line. There is an unused fee of 0.25% on the unused portion of the revolving credit line. The term of the four year revolving credit line agreement ends in July 2010 and there is no assurance that the credit line will be renewed or extended.

Day-to-day drawdown on the credit line is subject to the prevailing prime rate. The interest is calculated on the average outstanding balance and compound monthly. As of December 31, 2009 our effective interest rate was 3.25%.  We have the option to extended term advances, for 30, 60, or 90 days that are subject to LIBOR rates. The rates will be a certain percentage above the LIBOR rates and will vary with the maturity term and amount borrowed. Interest is calculated over the stated term at an annual rate. As of December 31, 2009 we have no advances under LIBOR.

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

There is no notice of non-compliance at December 31, 2009.  The consequences of defaulting on our restrictive covenants could include a reduction or withdrawal of the revolving credit line.

(6)     Accounts Payable:

During the years ending December 31, 2008 and 2009 we employ “positive pay” procedures with our financial institution by transmitting check disbursement information to the financial institution to allow for our review and approval of exception transaction prior to them being posted to our account.

(7)     Accrued Expenses:

Accrued expenses consist of the following at December 31, 2008 and 2009 (in thousands):

	2008	2009
Taxes payable	127	94
Accrued payroll and other related costs	1,070	827
Accrued net sales returns	171	114
Other accrued expenses	990	1,048
Accrued marketing expenses	733	208
	$3,091	$2,291

(8)     Commitments:

The following table presents our contractual obligations at December 31, 2009, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property lease	$3,946	$1,501	$2,445	$—	$—
Equipment lease	151	52	99	—	—
	$4,097	$1,553	$2,544	$—	$—

We lease a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse space in Culver City, California. The leases expire in June 2012 and August 2012, respectively. In March 2009, we extended the lease on our 50,000 square-foot office and warehouse by 32 months to expire in June 2012. In October 2009, we signed a new lease for a 26,000 square-foot office and warehouse space in Marina Del Rey, California.  The lease begins November 2009 and expires in October 2012. We are obligated to pay real estate taxes, insurance, and maintenance expenses. We expect that, in the normal course of business, the lease will be renewed or replaced by leases on other properties upon termination. Thus, we anticipate that future minimum lease commitments will likely be more than the amounts shown for 2009. Rental expenses for operating leases totaled $995,000, $1.2 million and $1.2 million for the years ended December 31, 2007, 2008, and 2009, respectively.

We have commitment for operating leases of copy machines used in our office. Executives with employment agreements result in annual salary commitments of $1.2 million and can result in total severance of $1.7 million.

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

No dividends have been declared or paid on our common stock through December 31, 2009.

In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million from $20.0 million. As of December 31, 2009 we have repurchased a total of approximately 3.3 million shares for a total of approximately $18.4 million. Approximately $15.1 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

In 2009, no common stock shares were issued from the exercise of stock options. 1,454,968 shares held in treasury from our stock repurchase program were retired. Restricted common stock awards totaling 666,000 shares were issued to employees. 12,000 shares of restricted common stock were retired on termination of employment of an employee and 2,593 shares were retired from net vesting of restricted common stock to pay for payroll taxes. Restricted common stock awards outstanding and yet to be vested totaled 738,225 shares as of December 31, 2009.

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

Advances were made to employees in 2007 to purchase shares of our common stock. As of December 31, 2009, $964,000 remains outstanding for the advances and 154,000 shares were held as collateral. An impairment charge was recorded under general and administrative expenses in 2008 and 2009 of $256,000 and $400,000, respectively, when the value of our common stock held as collateral for the advances fell below the amount of the advances. The collectability of the advance would be dependent on the value of the collateral and we have applied the fair value measurement when the shares of the common stock held as collateral were valued at $308,000 based on the closing price for the year ended December 31, 2009. The advances made to employees are due February 28, 2010 and we are considering an extension of time.

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

Outstanding options all vest immediately prior to 2006 and have 25% vesting at the end of each year over four years for options granted in 2006 and 2007. No options were granted in 2008 and 2009. Options generally have an expiration period of five years and new common stock shares are issued upon the exercise of stock options. At December 31, 2009, 712,083 shares were available for future grants under the Plans.

The following is a summary of stock option activity for the year ended December 31, 2009:

Options	Shares	Weighted- average exercise price	Weighted average remaining life of contract (years)	Aggregate intrinsic value as of 12/31/09
Outstanding at January 1, 2009	6,864,500	$6.08
Granted	—	—
Exercised	—	—
Cancelled	—	—
Expired	(85,500)	6.00
Outstanding at December 31, 2009	6,779,000	$6.08	1.38	$—
Exercisable at December 31, 2009	6,779,000	$6.08	1.38	$—

In 2009, 85,500 options expired “out of the money.” As of December 31, 2009, all 6,779,000 stock options to purchase shares were fully vested.

The following is a summary of stock option activity for the years ended December 31, 2007, 2008, and 2009:

	2007		2008		2009
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	8,353,000	$5.64	8,131,300	$6.20	6,864,500	$6.08
Granted	1.000,000	8.23	—	—	—	—
Exercised	(1,192,700)	4.00	(442,500)	4.74	—	—
Canceled / forfeited	(29,000)	6.00	(824,300)	8.00	(85,500)	6.00
Outstanding at year-end	8,131,300	$6.20	6,864,500	$6.08	6,779,000	$6.08
Options exercisable at year-end	7,045,050	$5.92	6,864,500	$6.08	6,779,000	$6.08

The weighted-average grant date fair value of options granted during 2007 was $2.59 per share and no options were granted in 2008 and 2009.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

			Options outstanding and exercisable as of December 31, 2009
			Options outstanding		Options exercisable
Range of exercise prices		Number outstanding 12/31/2009	Weighted average remaining contractual	Weighted average exercise price	Number exercisable 12/31/2009	Weighted average exercise price

$6.00	$6.00	6,546,000	1.35	$6.00	6,546,000	$6.00
$6.50	$6.50	105,500	2.18	$6.50	105,500	$6.50
$9.90	$9.90	127,500	2.45	$9.90	127,500	$9.90
$6.60	$9.90	6,779,000	1.36	$6.08	6,779,000	$6.08

Stock Option Compensation

During the years ended December 31, 2007, and 2008, and 2009, respectively, we recognized approximately $488,000, $283,000 and $0, respectively, of employee stock-option compensation. We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. There were no unamortized stock-option compensation expense as of December 31, 2008 and 2009.

Options granted in 2007 were valued in accordance with FASB statements and no options were granted in 2008 and 2009. The fair value of these options was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 4.3% to 4.9%, (2) an expected life of four to five years, (3) expected volatility of 33%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%. Because there was no public market for our common stock in 2006 and limited trading history at the time of grant in 2007, we used the calculated method to determine volatility. Prior to June 15, 2007, we had estimated the expected life to be equal to the option period and from June 15, 2007 we had estimated the expected life to be equal to the vesting period.

Restricted Stock Awards

We began issuing restricted stock awards in 2007, pursuant to the 2006 Award Plan. The restricted stock awards were issued as time-based awards, which vest typically with 25% vesting at the end of each year over four years or earlier if there is an acceleration event. The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from the issuance of common stock and restricted stock awards totaled $286,000, $358,000 and

$844,000 for the years ended December 31, 2007, 2008 and 2009, respectively. The unamortized stock-based expense for restricted stock awards was $967,000 and $2.6 million as of December 31, 2008 and 2009, respectively.

The fair value of 31,000 restricted shares that vested in 2008 was $220,000, and the fair value of 33,575 restricted shares that vested in 2009 was $115,000. Restricted common stock awards outstanding and yet to be vested totaled 117,800 and 738,225 as of December 31, 2008 and 2009, respectively.

A summary of all restricted stock activity during the years ended December 31, 2008 and 2009 follows:

Restricted shares outstanding, January 1, 2008	126,000
Shares granted	24,800
Shares vested	(31,000)
Shares forfeited	(2,000)

Restricted shares outstanding, December 31, 2008	117,800
Shares granted	666,000
Shares vested	(33,575)
Shares forfeited	(12,000)

Restricted shares outstanding, December 31, 2009	738,225

The weighted-average grant date fair values of restricted stock awards during 2008 and 2009 were $8.61 and $4.00 per share, respectively.

(11)         Income Tax Expense:

Income tax expense amounted to $2.5 million, $9.6 million and $1.8 million for the years ended December 31, 2007, 2008 and 2009, respectively (an effective rate of 12.3% for 2007, 40.0% for 2008 and 42.4% for 2009). A reconciliation of the provision (benefit) for income tax expense with amounts determined by applying the statutory U.S. federal income tax rate to income before income tax expense is as follows (in thousands):

	2007	2008	2009
Computed tax benefit at federal statutory rate of 35%	$7,026	$8,400	$1,496
State taxes, net federal tax benefits	347	1,380	246
Meals and entertainment	15	5	4
Change in valuation allowance, net of adjustment of net operating loss	(4,850)	—	—
Other	—	(188)	68
Total income tax provision	$2,538	$9,597	$1,814

The income tax expense for 2009 consists of the following (in thousands):

	Federal	State	Total
Current	$1,639	$565	$2,138
Deferred	(124)	(145)	(324)
Total	$1,515	$420	$1,814

The difference in annual effective tax rates arises from the net operating loss carryforwards available to offset the taxable income for the 2007 tax year. All net operating losses were utilized and are not available to offset the federal and California taxable income for the years ended December 31, 2008 and 2009.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	2008	2009
Deferred tax assets:

Current deferred tax assets:
Inventory costs	$868	$1,038
Accrued expenses	80	108
Other reserves and allowances	159	129
Deferred revenue	240	84
State taxes	603	41
Total current deferred tax assets	1,950	1,400
Current deferred tax liability:	—	—
Net current deferred tax asset	$1,950	$1,400

Long term deferred tax assets:
Employee stock options	$244	$659
Other (fixed assets)	3	4
Total long term deferred tax assets	247	663
Long term deferred tax liability:
Inventory costs	(163)	—

Net long term deferred tax asset	$84	$663

The tax benefits from the expense in 2007, 2008 and 2009 for share based compensation awards that will result in future tax deduction are included in deferred tax assets. In 2008 and 2009, the actual tax deduction exceeded the compensation cost recognized by the company for financial reporting purposes. The excess tax benefits increased the company’s additional paid in capital by $3.2 million and $716,000 for the years ended December 31, 2007 and 2008, respectively. In 2009, the actual tax deduction was less than the compensation cost recognized by the company for financial reporting purposes. As a result, a shortfall of $215,000 is created in 2009 and is recognized as additional tax expense.

In accordance with FASB statement issued regarding Accounting for Uncertainty in Income Taxes we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied all tax positions for which the statute of limitations remained open and our analysis reveals that there is no material effect on our financial statements.

There are no unrecognized tax benefits that, if recognized, would impact the effective tax rate. We do not anticipate any significant change in our positions in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2009, no interest or penalties were recognized in the income statement or balance sheet by the Company.

We are subject to income taxes in the U.S. federal jurisdiction and California. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal and California examinations by tax authorities for the years before 2007 after the conclusion of an examination by the Internal Revenue Service for the 2004, 2005 and 2006 tax years. We are currently under examination by the Internal Revenue Service for the 2007 and 2008 tax years.

(12)       Segment Information:

Net revenue by geographic area is presented based upon the country of destination. No foreign country accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area was as follows for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	2007	2008	2009
United States	$145,412	$157,747	$75,360
International	41,719	49,663	35,034
Total	$187,131	$207,410	$110,394

Long-lived assets include property and equipment and intangible assets that resided in the United States during the years ended December 31, 2007, 2008, and 2009.

(13)         Concentrations:

Purchase of merchandise from one of our top two vendors which is a related party (see Note 15), constituted 11.9%, 9.9% and 6.2% of total merchandise purchased by us in the years ending December 31, 2007, 2008, and 2009, respectively. Purchases of merchandise from our top two vendors amounted to $40.4 million, $18.3 million, and $21.4 million representing 24.0%, 14.6% and 27.7%, respectively, of the total purchases during the years ended December 31, 2007, 2008, and 2009, respectively.

Outstanding accounts payable to our top two vendors totaled $1.3 million and $2.9 million as of December 31, 2008 and 2009, respectively.

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

On February 10, 2009, the Securities and Exchange Commission (“SEC”) issued a subpoena to produce documents relating to the Company’s inventory reserve policies, as well as other matters. We have been cooperating fully with the SEC regarding this matter, our management and certain employees have complied with subpoenas for testimony, and we do not believe that the investigation will adversely affect management, our results of operations, cash flows or our financial position.  On October 27, 2009, the SEC issued a subpoena to produce documents relating to the Company’s co-op marketing contributions and minimum gross profit guarantees.

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

On or about September 29, 2008, the Company, David Zinberg and Marina Zinberg were named as defendants in a complaint filed in the United States District Court for the Central District of California (Marla Tidenberg v. Bidz.com, Inc., et al., cv08 05553 (PSG)).  On March 19, 2009, Tidenberg filed a Third Amended Complaint, which names only the Company as a defendant.  The lawsuit alleges, among other things, that we engaged in unfair business practices by misrepresenting the value of our merchandise and by “false” bidding. The complaint purports to represent a class of persons who purchased any merchandise from us. On January 7, 2010 the Court denied Marla Tidenberg’s Motion for Class Certification. On February 26, 2010, Marla Tidenberg accepted our offer to pay her Twenty Thousand Dollars in exchange for a dismissal of her case with prejudice.

We are, from time to time, a party to disputes arising from normal business activities, including various employee-related matters. In the opinion of our management, resolution of these matters, individually or collectively, will not have a material adverse effect upon our financial condition or future cash flows and operating results.

(15)       Related Party Transactions:

We purchased approximately 11.9%, 9.9% and 6.2% of our merchandise in 2007, 2008, and 2009, respectively, from LA Jewelers, where one of its managers is a stockholder who beneficially owns approximately 5.7% of our outstanding common stock as of December 31, 2009 (see Note 13). The accounts payable balances due to LA Jewelers were $1.4 million and $1.5 million as of December 31, 2008 and 2009, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the years ended December 31, 2007, 2008 and 2009, we earned $522,000, $1.2 million and $469,000, respectively, from LA Jewelers relating to co-op marketing contributions and $361,000 and $247,000 was unamortized as of December 31, 2008 and 2009, respectively. The amounts of co-op marketing contributions due from LA Jewelers were $22,000 and $178,000 as of December 31, 2008 and 2009, respectively.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the years ended December 31, 2007, 2008 and 2009, we recognized $427,000, $588,000 and $192,000, respectively, under this agreement. As of December 31, 2008 and 2009, we have $80,000 and $0, respectively, outstanding under this gross profit margin guarantee.

During the years ended December 31, 2008 and 2009, we recorded $0 and $2.4 million, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There were no accounts receivable due from this customer as of December 31, 2008 and 2009, respectively.

Marina Zinberg, who is a Vice President and owns 30.4% of our outstanding shares, is the sister of and reports to David Zinberg, our Chief Executive Officer. During 2009 we paid Ms. Zinberg a salary of $100,000. Ms. Zinberg was previously our corporate secretary and treasurer.

(16)         Subsequent Events:

See Recent Developments in Note 1.

Item 15(b)              Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

(in thousands)

Description	Balance at the beginning of the year	Charged to revenue, cost, or expenses	Deductions	Balance at the end of the year
Reserve deducted from asset to which it applies:
Year ended December 31, 2008
Reserve for inventory	$1,075	$—	$(255)	$820
Reserve for sales returns	346	552	(727)	171
Reserve for charge-backs	100	—	(46)	54

Year ended December 31, 2009
Reserve for inventory	$820	$947	$—	$1,767
Reserve for sales returns	171	478	(535)	114
Reserve for charge-backs	54	—	(32)	22

(c)           Exhibits

The following exhibits are incorporated by reference or filed herewith

Exhibit Number	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 15, 2006, by and between Bidz.com, Inc., a Delaware corporation, and Bidz.com, Inc., a California corporation (1)
3.1	Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
10.1	2001 Stock Option Plan(4)
10.2	2002 Stock Option Plan(5)
10.3	2006 Stock Award Plan (6)
10.4	Employment Agreement, dated as of June 6, 2006, between Bidz.com, Inc. and David Zinberg (7)
10.4.1	Employment Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (8)
10.5	Employment Agreement, dated as of June 6, 2006, between Bidz.com, Inc. and Lawrence Y. Kong (9)
10.6	Stock Vesting Agreement, dated as of June 30, 2001, between Bidz.com, Inc. and Lawrence Y. Kong (10)
10.7	Form of Indemnification Agreement between Bidz.com, Inc. and each officer and director (11)
10.7.1	Indemnification Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (12)
10.8	Lease, between Bidz.com, Inc. and PAS Trust, dated as of April 15, 2003, and Addendum No. 2, dated as of March 3, 2004(13)
10.9	Client Service Agreement dated January 2, 2006 between Bidz.com, Inc. and Administaff Companies II, L.P. (14)
10.10	Loan and Security Agreement by Bidz.com, Inc. and LaSalle Retail Finance, dated July 12, 2006 (15)
10.11	Employment Agreement, dated as of March 1, 2007 between Bidz.com, Inc. and Leon Kuperman (16)
10.12	Employment Agreement, dated as of February 21, 2007 between Bidz.com, Inc. and Claudia Liu (17)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Exhibit 2.1 of Registrant’s Form S-1 (File No. 333-132545).
(2)	Incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1 (File No. 333-132545).
(3)	Incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 (File No. 333-132545).
(4)	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10 (File No. 000-51257).
(5)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 (File No. 000-51257).
(6)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 (File No. 333-132545).
(7)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form S-1 (File No. 333-132545).
(8)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10 (File No. 000-51257).
(9)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1 (File No. 333-132545).
(10)	Incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 (File No. 333-132545).
(11)	Incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1 (File No. 333-132545).
(12)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10 (File No. 000-51257).
(13)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10 (File No. 000-51257).
(14)	Incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 (File No. 333-132545).
(15)	Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10 (File No. 000-51257)
(16)	Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10 (File No. 000-51257)
(17)	Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10 (File No. 000-51257)
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

Dated: March 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID ZINBERG	Chairman of the Board and	March 9, 2010
David Zinberg	Chief Executive Officer (Principal
Executive Officer)

/s/ LAWRENCE Y. KONG	Chief Financial Officer and	March 9, 2010
Lawrence Y. Kong	Director (Principal Financial and
Accounting Officer)

/s/ PETER G. HANELT	Director	March 9, 2010
Peter G. Hanelt

/s/ MAN JIT SINGH	Director	March 9, 2010
Man Jit Singh

/s/ GARRY ITKIN	Director	March 9, 2010
Garry Itkin