Form 10-Q
period 2010-03-31
Bidz.com, Inc.
filed 2010-05-13
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of April 30, 2010: 21,836,951

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	December 31,	March 31,
	2009	2010
	(Revised)
Assets
Current assets:
Cash	$1,121	$7,783
Accounts receivable	447	491
Inventories, net of reserves of $1,767 and $1,536 at December 31, 2009 and March 31, 2010, respectively	40,961	31,379
Other receivable (includes related party amounts of $179 and $136 at December 31, 2009 and March 31, 2010, respectively)	1,454	1,337
Current deferred tax assets	1,400	1,262
Other current assets (Note 11)	2,960	1,161
Total current assets (Note 11)	48,343	43,413
Long term deferred tax assets	663	684
Property and equipment, net	1,202	1,059
Intangible asset	240	239
Deposits	157	157
Total assets (Note 11)	$50,605	$45,552

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$2,898	$—
Accounts payable (includes related party amounts of $1,513 and $1,027 at December 31, 2009 and March 31, 2010, respectively)	12,159	10,060
Accrued expenses	2,291	1,939
Deferred revenue	632	879
Total current liabilities	17,980	12,878

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2009 and March 31, 2010, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 22,114,257 and 21,900,357 at December 31, 2009 and March 31, 2010, respectively	22	22
Additional paid in capital (Note 11)	19,857	20,017
Accumulated earnings (Note 11)	12,746	12,635
Total stockholders’ equity (Note 11)	32,625	32,674

	$50,605	$45,552

Bidz.com, Inc.

Condensed Statements of Income (Operations) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2010
	(Revised)
Net revenue:
Merchandise sales	$30,891	$26,467
Wholesale merchandise sales (includes related party amounts of $206 and $1,197 for the three months ended March 31, 2009 and 2010, respectively	206	1,647
Other revenue	80	75
	31,177	28,189
Cost of revenue	20,991	21,000
Gross Profit	10,186	7,189
Operating expenses:
General and administrative (Note 11)	4,802	5,411
Sales and marketing	2,605	1,587
Depreciation and amortization	180	216
Total operating expenses (Note 11)	7,587	7,214
Income (loss) from operations (Note 11)	2,599	(25)
Other income - interest income	2	—
Other expense - interest (expense)	(11)	(11)
Income (loss) before income tax expense (Note 11)	2,590	(36)
Income tax expense (Note 11)	1,082	75
Net income (loss) (Note 11)	$1,508	$(111)

Net income (loss) per share available to common shareholders - basic	$0.07	$(0.01)
Net income (loss) per share available to common shareholders - diluted	$0.07	$(0.01)
Weighted average number of shares outstanding - basic	22,898,532	21,949,359
Weighted average number of shares outstanding - diluted	22,898,532	21,949,359

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2010
	(Revised)
Cash flows provided by (used for) operating activities:
Net income (loss) (Note 11)	$1,508	$(111)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	216
Change in inventory reserve	530	(231)
Stock-based compensation (Note 11)	111	262
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable (Note 11)	21	(44)
Inventories	(1,820)	9,813
Other receivable (Note 11)	(118)	117
Deferred tax assets	(103)	138
Other current assets (Note 11)	139	1,799
Increase (decrease) in liabilities:
Accounts payable	(743)	(2,099)
Accrued expenses (Note 11)	462	(352)
Deferred revenue	317	247
Net cash provided by operating activities	484	9,755

Cash flows (used for) investing activities:
Capital expenditures	(625)	(72)
Net cash (used for) investing activities	(625)	(72)
Cash flows provided by (used for) financing activities:
Revolving credit line	—	(2,898)
Long term deferred tax assets, net	77	(21)
Tax benefit from stock based compensation	(158)	—
Purchase of treasury stock	(1,074)	(102)
Net cash (used for) financing activities	(1,155)	(3,021)

Net increase (decrease) in cash	(1,296)	6,662
Cash, beginning of period	4,456	1,121
Cash, end of period	$3,160	$7,783

Supplemental disclosure of cash flow information:
Interest paid	$11	$11
Supplemental disclosure of non-cash investing and financing activities:
Retirement of treasury shares	$203	$102

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2009, as revised for prior period corrections described in Note 11, which has been derived from audited financial statements, and the unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2009 filed in the Annual Report on Form 10-K by the Company on March 9, 2010 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature and adjustments to prior periods as described in Note 11, which are necessary to present fairly the financial position of Bidz.com, Inc. as of March 31, 2010 and the results of operations for the three month periods ended March 31, 2009 and 2010 and the cash flows for the three month periods ended March 31, 2009 and 2010.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for sales returns and allowance reserve, inventory reserve, inventory vendor marketing contribution reserves, deferred tax assets and liabilities, and accrued expenses.

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. In June 2006, we reincorporated in Delaware, and with our principle location of business in Los Angeles. We operate websites located at www.bidz.com and www.buyz.com for the purpose of selling merchandise, utilizing our unique sales auction and fixed price platforms, and www.modnique.com for online retailing of designer products, entertainment tickets, travel, and other consumer goods.

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia. Revenue generated from the United States accounted for approximately 69.7% and 62.1% of net revenue for the three months ended March 31, 2009 and 2010, respectively.

Recent Developments

In February 2010, we launched modnique.com, a division that will be focused on online retailing of designer products, entertainment tickets, travel, and other consumer goods through a private sale concept that only sells to invited members. New customers are attracted by having our existing customers participate in our “refer a friend” program. The existing customer will earn store credits when a friend has registered as a new customer and the first purchase has shipped. The store credits will typically be valid for 6 months and can be applied towards payments for purchases.

On February 26, 2010, the plaintiff in the case titled “Marla Tidenberg v. Bidz.com, Inc.” accepted our offer to pay her Twenty Thousand Dollars in exchange for a dismissal of her case with prejudice. Earlier, the United States District Court for the Central District of California denied the Plaintiff’s Motion for Class Certification and for Appointment of Class Representative and Class Counsel. The lawsuit alleged, among other things, that the Company engaged in unfair business practices by misrepresenting the value of its merchandise and by “false” or shill bidding.

In a notice dated April 2, 2010, the Federal Trade Commission (“FTC”) decided not to recommend enforcement action against us in response to a Civil Investigative Demand for information received in May 2009 from the FTC relating to email marketing practices.

On April 2, 2010, we appointed Peter G. Hanelt to the position of Chairman of our Board of Directors. David Zinberg will continue to serve on our Board of Directors and remain Chief Executive Officer.

On April 2, 2010, we terminated our $25 million revolving credit line with Bank of America.

Recent Accounting Pronouncements

In February 2010, the FASB issued an update on Subsequent Events related to Amendments to Certain Recognition and Disclosure Requirements.  SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This update is effective upon issuance.   Implementation of this standard did not have a material impact on our financial position and results of operations.

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

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month periods ending March 31, 2009 and 2010.  The following table sets forth the computation of basic and diluted net income per share.

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2010

Basic and diluted net income per share:
Numerator:
Net income (loss)	$1,508	$(111)
Denominator:
Weighted common shares outstanding	22,898,532	21,949,359
Effect of dilutive securities	—	—
Denominator for diluted calculation	22,898,532	21,949,359
Net income (loss) per share, basic	$0.07	$(0.01)
Net income (loss) per share, diluted	$0.07	$(0.01)

There was no dilutive effect from outstanding stock options for the three month period ended March 31, 2009 and 2010 as all the stock options outstanding at period end were “out of the money” and are anti-dilutive.

3.             Inventories

Inventories, which are pledged as collateral for our revolving line of credit until April 2, 2010, consist of the following (in thousands) as of:

	December 31, 2009	March 31, 2010 (unaudited)

Fine jewelry, watches and other	$40,228	$32,350
Loose diamonds and semi-precious stones	279	289
Prepaid inventory	1,784	15
Inventory with manufacturing vendors	437	261
Product inventories	42,728	32,915
Less: Inventory reserve	(1,767)	(1,536)
	$40,961	$31,379

4.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, wholly owned by Bank of America, to provide working capital financing secured by inventories and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10 million. During the three month period ended March 31, 2008 we successfully increased the limit to $25 million. The revolving credit line agreement was set to expire in July of 2010. We terminated the revolving credit line on April 2, 2010. As of

March 31, 2010, there was no outstanding balance under the revolving credit line. Under the terms and conditions of the revolving credit line agreement, the Company is subject to certain restrictive covenants for which it is in compliance at March 31, 2010.

5.             Stock Based Compensation

We recognize in our financial statements the cost resulting from all share-based payment transactions to employees, including grants of stock options and restricted stocks based on their fair values. We have used the Black-Scholes model to estimate the fair value of options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumption regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

We are also required to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to adoption, as if we had adopted the statement at its effective date of January 1, 1995. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.  During the three months ended March 31, 2009 and 2010, we recognized income tax expense of $72,000 and $89,000, respectively for APIC shortfalls.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $81,000 and $241,000 for the three months ended March 31, 2009 and 2010, respectively. The unamortized stock-based expense for restricted stock awards was $2.4 million at March 31, 2010.

A summary of all restricted stock activity during the three months ended March 31, 2010 is as follows:

Restricted shares outstanding, December 31, 2009	738,225
Shares granted	—
Shares vested	(27,500)
Shares forfeited	(10,000)
Restricted shares outstanding, March 31, 2010	700,725

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

The following is a summary of stock option activity as of March 31, 2010, and changes during the three months ended March 31, 2010.

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2009	6,933,000	6.08	1.38	0.00
Granted	154,000	6.26
Exercised	—	—
Forfeited	154,000	6.26
Expired	60,000	6.00
Outstanding at March 31, 2010	6,873,000	6.09	1.14	0.00
Vested and Exercisable at March 31, 2010	6,873,000	6.09	1.14	0.00

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010.

			Options outstanding and exercisable as of March 31, 2010
			Options outstanding		Options exercisable
Range of exercise prices		Number outstanding 3/31/2010	Weighted average remaining contractual	Weighted average exercise price	Number exercisable 3/31/2010	Weighted average exercise price

$6.00	$6.00	6,486,000	1.11	$6.00	6,486,000	$6.00
$6.26	$6.26	154,000	0.92	$6.26	154,000	$6.26
$6.50	$6.50	105,500	1.77	$6.50	105,500	$6.50
$9.90	$9.90	127,500	2.21	$9.90	127,500	$9.90
$6.00	$9.90	6,873,000	1.14	$6.09	6,873,000	$6.09

Stock-based compensation expense from stock options for the three months ended March 31, 2009 and 2010 amounted to $30,000 and $21,000, respectively. The unamortized stock-based compensation expense from stock options as of March 31, 2010 is $5,000 and 154,000 stock options were granted in the three months ended March 31, 2010 when it was determined that the purchase of stock by employees with a nonrecourse loan from us is effectively the same as granting a stock option — (as described in Note 11).

6.                                      Segment Information

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three-month periods ended March 31, 2009 and 2010. Net revenue by geographic area was as follows:

(in thousands, except percentage data)

	Three Months Ended
	March 31,
	2009		2010
Geographic area	Amount	Percent	Amount	Percent
United States	$21,723	69.7%	$17,494	62.1%
International	9,454	30.3%	10,695	37.9%

Total	$31,177	100.0%	$28,189	100.0%

7.                                      Concentrations

Purchases from two vendors amounted to $3.8 million and $2.7 million representing 17.4% and 21.7% of the total purchases during the three months ended March 31, 2009 and 2010, respectively. Outstanding accounts payable to the two vendors totaled $2.9 million and $1.0 million as of December 31, 2009 and March 31, 2010, respectively. Loss of either of these vendors is not expected to have a significant negative impact on the operations of the Company.

8.                                      Related Party Transaction

During the three months ended March 31, 2009 and 2010, we purchased approximately 3.5% and 13.2%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 5.7% of our outstanding common stock as of March 31, 2010. The accounts payable balances due to LA Jewelers were $1.5 million and $1.0 million as of December 31, 2009 and March 31, 2010, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the three months ended March 31, 2009 and 2010, we earned approximately $181,000 and $185,000, respectively from LA Jewelers relating to co-op marketing contributions and $181,000 was unamortized as of March 31, 2010. The amounts of co-op marketing contributions due from LA Jewelers were $179,000 and $125,000 as of December 31, 2009 and March 31, 2010, respectively.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the three months ended March 31, 2009 and 2010, we recognized $19,000 and $89,000, respectively, under this agreement. As of December 31, 2009 and March 31, 2010, we have $0 and $11,000, respectively, outstanding under this gross profit margin guarantee.

During the three months ended March 31, 2009 and 2010, we recorded $206,000 and $1.2 million, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was no accounts receivable due from this customer as of December 31, 2009 and March 31, 2010.

9.             Income Tax

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

During the quarter ended March 31, 2010, the Company recorded prior period adjustments of $424,000 to beginning retained earnings and $390,000 to additional paid-in capital for uncertain tax positions related to prior periods. Prior period income tax liabilities were adjusted for $814,000, and include applicable interest and penalties of $48,000 and $109,000, respectively. The prior period adjustment is not material to previously issued financial statements (as described in Note 11).

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

11.          Revision of Prior Period Amounts

It was determined during the preparation of the first quarter of 2010 interim financial statements, that the purchase of stock by employees with a nonrecourse loan from us is effectively the same as granting new stock options. We had granted one year loans to employees in November 2007 to purchase 154,000 shares when they exercised their stock options. These loans were extended for 15 months in November 2008, and then another year in February 2010. Stock option expenses related to the loan extensions are calculated to be $66,000, $680,000 and $(60,000) for years 2007, 2008 and 2009, respectively after considering the tax effect and related penalties and interest.

Management has evaluated the effect of the prior period expenses and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required.  However, if the adjustments to correct the cumulative errors had been recorded in the first quarter 2010, we believe the impact would have been significant to the first quarter and would impact comparisons to prior periods.  In accordance with guidelines issued in SEC Staff Accounting Bulletin, we have recorded adjustments in the current year’s beginning retained earnings account to correct these immaterial prior period errors.  We have also revised in the current 10-Q filing, and plan to revise in future filings of our 10-Q and 10-K, the previously reported quarterly financial statements for 2009 in our 10-Q and annual financial statements for 2009 and 2008 in our 10-K for these immaterial amounts.

The following table sets forth the cumulative effect on retained earnings of the error in stock option expenses in prior periods:

(in thousands)

Beginning period retained earnings at January 1, 2010, as previously reported	$13,432

Less: Correction of an error in stock option expense in 2007 (net of income tax of $0)	(66)
Correction of an error in stock option expense in 2008 (net of income tax of $205)	(680)
Correction of an error in stock option expense in 2009 (net of income tax of $219)	60
(686)
Retained earnings at January 1, 2010, as revised	12,746
Net loss for the three months ended March 31, 2010	(111)
Ending period retained earnings at March 31, 2010	$12,635

The following table sets forth the revised prior period balances reported in our comparative financial statements:

(in thousands)	Previously reported	Adjustment	Revised
Balance sheet items at December 31, 2009:
Other current assets	$3,774	$(814)	$2,960
Total current assets	49,157	(814)	48,343
Total assets	51,419	(814)	50,605
Additional paid in capital	20,293	(436)	19,857
Employee share purchase receivable	(308)	308	—
Retained earnings	13,432	(686)	12,746
Total stockholders’ equity	33,439	(814)	32,625
Liabilities and stockholders’ equity	51,419	(814)	50,605

Statement of operations items for the three months ended March 31, 2009:
General and administrative	4,861	(59)	4,802
Total operating expenses	7,646	(59)	7,587
Income from operations	2,540	59	2,599
Income before income tax expense	2,531	59	2,590
Income tax expense	1,016	66	1,082
Net income	1,515	(7)	1,508

Statement of cash flow items for the three months ended March 31, 2009
Net income	1,515	(7)	1,508
Impairment in employees share purchase receivable	89	(89)	—
Stock based compensation	81	30	111
Accounts receivable	(89)	110	21
Other receivable	(11)	(107)	(118)
Other current assets	421	(282)	139
Accrued expenses	114	348	462

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

Overview

We are a leading online retailer of jewelry, featuring a live auction format on Bidz.com. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout and jewelry, watches, accessories and brand name merchandise, and rapidly respond to changing consumer demands for our merchandise. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. In 2009, we began offering auctions with a minimum opening bid that is higher than $1. The majority of our auctions are short-term, often lasting less than one hour, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; watches, accessories and brand name merchandise. We believe we are the second largest online retailer of jewelry based on revenue and the largest online jewelry auction site based on web traffic.

In addition to our auction site we have retail sites that offer similar items of merchandise as those listed for auction, as well as other designer products and consumer goods.  Buyz.com, the fixed price site of jewelry, provides us access to different types of consumers.  We plan to offer customers the ability to design their own jewelry including diamond earrings and rings in the near future, and may also sell inventory that is held by our suppliers using a just in time ordering or drop ship model.  Modnique.com, the online retail site of designer products and consumer goods, provides a private sale concept that only sells to invited members. We plan to negotiate favorable deals with designers and manufacturers, including purchasing inventory from recognizable brand names at deep discounts to attract customers that are fashion forward as well as cost conscious.

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

For online sales through our websites, we recognize merchandise sales upon shipments made to consumers that are fulfilled from our warehouse. We require payment before we ship and the payment is generally made online by credit card or other electronic payment methods. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns and charge-backs from customers. For wholesale merchandise sales, we recognize sales when the merchandise is delivered to the customer and credit terms may be offered to such customers.

In the Statements of Income (Operations) all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

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

Cost of Revenue

Cost of revenue includes product costs, inbound and outbound shipping charges, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other electronic payment fees, and is recorded in the same period in which related revenue has been recorded. The cost of revenue is reduced by amortized co-op marketing contributions from our vendors and referral credits given to customers through our “refer a friend” program.

Outbound shipping costs on merchandise sales totaled $1.7 million and $1.5 million in the three months ended March 31, 2009 and 2010, respectively.

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

Inventory Reserve

The unique nature of our business model where customers set the prices they are willing to pay may result in items selling below our cost.  We provide reserves against our inventory based on the estimated difference between the average selling price and the cost of inventory. We also provide reserves for obsolescence and slow moving inventory.

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. We account for the co-op marketing contributions that cannot be identified specifically to benefit the vendors as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three months ended March 31, 2009 and 2010, we have recognized $2.3 million and $2.0 million of co-op marketing contributions, respectively. Approximately $3.5 million remain unamortized and is included as an offset to inventory at March 31, 2010. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $1.2 million at March 31, 2010.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2009	2010

Net revenue	100.0%	100.0%
Gross profit	32.7	25.5
Operating expenses:
General & administrative	15.4	19.2
Sales & marketing	8.4	5.6
Depreciation & amortization	0.6	0.8
Total operating expenses	24.4	25.6
Income (loss) from operations	8.3	(0.1)
Interest income	0.0	0.0
Interest expense	0.0	0.0
Income tax expense	3.5	0.3
Net income (loss)	4.8%	(0.4)%

Net Revenue

Substantially all of our net revenue consists of jewelry, accessories, and consumer products sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is not online, shipping and handling, auction transaction fee and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2009	2010

Merchandise sales	85.8%	85.5%
Wholesale merchandise sales	0.7	5.8
Shipping & handling	10.2	5.6
Transaction fees	3.0	2.8
Commissions	0.3	0.3
Total net revenue	100.0%	100.0%

Gross Profit

Our gross profit consists of net revenue less the cost of revenue. Our cost of revenue consists of the cost of merchandise sold to customers net of amortized co-op marketing contributions from vendors, inbound and outbound shipping costs, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other transaction fees associated with payments.

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and related benefit costs for our employees. These expenses also include fulfillment, customer service, technology, professional fees, other general corporate expenses, and stock-based compensation, consisting substantially of restricted stock awards to employees and directors.

Sales and Marketing Expenses

Our marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factors in increasing demand for our jewelry products and increasing net revenue.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Net loss in the three months ended March 31, 2010 was $111,000, or $0.01 per basic and diluted share and net income in the three months ended March 31, 2009 was $1.5 million, or $0.07 per basic and diluted share. Net income decreased by $1.6 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Net Revenue

Net revenue decreased 9.6% to $28.2 million in the three months ended March 31, 2010 from $31.2 million in the three months ended March 31, 2009. Wholesale merchandise sales were $1.6 million in the three months ended March 31, 2010 compared to $206,000 in the three months ended March 31, 2009.

The continuing economic weakness resulted in a slowdown in our revenue in the first quarter of 2010 compared to the first quarter of 2009. There was an overall decrease in online demand for our jewelry and other merchandise as consumers reduced their discretionary spending. If the economy continues to be weak it will cause a negative effect on our revenue. We anticipate that net revenue will be lower for the second and third quarters of 2010 compared to the first quarter as the second and third quarters are seasonally weak periods for jewelry sales.

Gross Profit

Gross profit decreased 29.4% to $7.2 million in the three months ended March 31, 2010 from $10.2 million in the three months ended March 31, 2009. The decrease in gross profit resulted from the decrease in sales revenue which declined by 9.6% for the three months ended March 31, 2009 compared to the prior year period and the decrease in gross profit margin to 25.5% in the three months ended March 31, 2010 from 32.7% in the prior year period. Gross profit margin in the three months ended March 31, 2010 was affected by our free shipping promotion and weaker demand for our jewelry and other merchandise.

General and Administrative Expenses

General and administrative expense increased 12.7% to $5.4 million in the three months ended March 31, 2010 from $4.8 million in three months ended March 31, 2009. The increase in general and administrative expenses was due to higher overall administrative expenses and expenses to operate modnique.com. General and administrative expense as a percentage of net revenue increased to 19.2% in the three months ended March 31, 2010 from 15.4% in the three months ended March 31, 2009 as a result of deleveraging from lower revenue and higher general and administrative expense.

Sales & Marketing Expenses

Sales and marketing expense decreased 39.1% to $1.6 million in the three months ended March 31, 2010 from $2.6 million in the three months ended March 31, 2009. Sales and marketing expense as a percentage of net revenue decreased to 5.6% in the three months ended March 31, 2010 from 8.4% in the three months ended March 31, 2009. Sales and marketing expense was reduced to control our operating expenses and also as a result of lower revenue.

Income Tax Expense

Income tax expense decreased to $75,000 in the three months ended March 31, 2010 from $1.1 million in the three months ended March 31, 2009, with effective tax rates of (208.3)% and 41.8%, respectively. Income tax expense in the three months ended March 31, 2010 was adversely affected when we recorded a reversal in deferred tax benefit from restricted stock awards that vested in the quarter at a market value that was substantially lower than the grant date market value, since there was no APIC pool to offset this shortfall.

Additional Quarterly Data

	Three Months Ended March 31,
	2009	2010

Average gross selling price per order	$181	$190
Average orders per day	2,043	1,713
Average items sold per day	6,110	7,018
Acquisition cost per new buyer	$51	$39
Number of new buyers	51,021	40,501

Wholesale merchandise sales and modnique.com are excluded in computing additional quarterly data.

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

As of March 31, 2010, we had a working capital surplus of $30.5 million and no long-term debt obligations. Net cash provided by operating activities was $9.8 million in the three months ended March 31, 2010 compared to $484,000 in the three months ended March 31, 2009. Cash in the three months ended March 31, 2010 was primarily affected by changes in net income, inventories, other current assets and accounts payable and in the three months ended March 31, 2009 was primarily affected by changes in net income, inventories and accounts payable. Our inventories and accounts payable generally increase or decrease in line with changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve sales and/or our gross margins.

We recorded net loss of $111,000 in the three months ended March 31, 2010 compared to $1.5 million of net income in the three months ended March 31, 2009. In the three months ended March 31, 2010, inventories decreased by $9.8 million, other current assets decreased by $1.8 million and accounts payable decreased by $2.1 million all of which resulted in a net increase in our cash position. In the three months ended March 31, 2009, inventories increased by $1.8 million and accounts payable decreased by $743,000.

Net cash used in investing activities was $72,000 in the three months ended March 31, 2010 compared to $625,000 in the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009, cash used for capital expenditures of $72,000 and $135,000, respectively, related mainly to acquisition of office and computer equipment, and software. In the three months ended March 31, 2009, we made a payment of $490,000 for intangible asset.

In the three months ended March 31, 2010, net cash of $3.0 million was used in financing activities when $2.9 million was used to repay our revolving credit line, and $102,000 was used to repurchase our common stock shares. In the three months ended March 31, 2009, net cash of $1.2 million was used in financing activities when $1.1 million was used to repurchase our common stock shares.

We believe that cash currently on hand and cash flows from operations will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our website, network infrastructure, and transaction processing systems; the extent of our advertising and marketing programs; the levels of the inventory we carry; and other factors relating to our business. Enhancement of our website, network infrastructure, and transaction processing systems may require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We may require additional financing in the future in order to execute our operating plan and we may not be able to obtain such financing. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt and equity.

Lease Obligations

The following table presents our contractual obligations at March 31, 2010, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property lease	$3,606	$1,536	$2,070	$—	$—
Equipment lease	137	51	86	—	—
	$3,743	$1,587	$2,156	$—	$—

We are obligated for the lease of our office and warehouse space. We leased a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse space in Culver City, California. The leases expire in June 2012 and August 2012, respectively. In November 2009, we leased a 26,000 square-foot office and warehouse space in Marina Del Rey, California.  The lease expires in October 2012.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. During the first quarter 2010, we continue to have certain control deficiencies that represent material weaknesses identified during the fourth quarter 2009 as a result, primarily, of the conversion from our internally developed proprietary legacy operating system to a Microsoft Dynamics AX ERP system. These control deficiencies related to: (i) maintaining an effective control environment at the entity level specifically in having adequate processes related to the conversion of the Company’s operating system to the Microsoft AX ERP system and in executing a Company-wide risk assessment program related to the conversion process; (ii) maintaining an effective control environment over Information Technology (IT) specifically in user security configurations, training and end user acceptance, quality control testing, design and monitoring of change controls, and security evaluations for the Microsoft AX ERP system, and (iii) maintaining an effective control environment over management oversight and anti-fraud controls specifically in processing of financial transactions, vendor review and payment processing, employee hiring and termination procedures, and timely review of payroll timecards and reports. As a result of the foregoing, management concluded that the Company’s internal control over financial reporting as of March 31, 2010 was not effective.

To ensure that our financial statements were fairly stated in accordance with generally accepted accounting principles in the United States, we expanded procedures to be performed in order to prepare the financial statements as of March 31, 2010. These procedures included additional analyses and review of the inventory processes and related balances to fairly state inventory and the associated cost of goods sold in the three month period ended March 31, 2010. Additionally, we performed multiple levels of review within the financial statement close process.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three month period ended March 31, 2010, that our certifying officers concluded could materially affect our internal control over financial reporting.

To address the material weaknesses described above, management has implemented a remediation program, which has been approved by our Audit Committee.  We implemented the remediation program in the fourth quarter of 2009 and first quarter of 2010, and anticipate that we will continue implementation of the program in the second quarter of 2010 and beyond.  We hired an IT internal controls consultant in the first quarter of 2010 as part of our remediation program.

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

In May 2009, the Company received a Civil Investigative Demand for information from the Federal Trade Commission (“FTC”) relating to email marketing practices. We have been cooperating fully with the FTC regarding this matter, and on April 2, 2010, we received notice that the FTC has decided not to recommend enforcement action against us.

In May and June, 2009, the Company and certain of its officers were named as defendants in three parallel class actions complaints filed in the United States District Court for the Central District of California (Ramon Gomez v. Bidz.com, Inc., et al., cv09-3216 (CBM) (C.D. Cal.; filed on May 7, 2009); James Mitchell v. Bidz.com, Inc., et al., cv09-03671 (CBM) (C.D. Cal.; filed on May 22, 2009); Mark Walczyk v. Bidz.com, Inc., et al., cv09-0397 (CBM) (C.D. Cal.; filed on June 3, 2009)).  On July 30, 2009, the Court ordered the cases to be consolidated and appointed Roland Pomfret as the lead plaintiff.  The lawsuits purport to represent the class of shareholders who purchased the Company’s common stock between August 13, 2007 and November 27, 2007.  The complaints charge the Company and certain of its officers and directors with violations of §10(b) and §20(a) of the Securities Exchange Act of 1934. The complaints allege that we failed to disclose unethical and fraudulent business practices that were alleged in a November 26, 2007 report by Citron Research (Stocklemon.com), that we did not have controls in place to prevent “shill bidding” and that we use unreliable or false appraisal prices on our merchandise.  The court granted the plaintiffs’ request to appoint Roland Pomfret as lead plaintiff, and a consolidated complaint was filed on October 13, 2009.  In addition to the allegations in the original complaint, the consolidated complaint alleges that the defendants failed to correctly account for and disclose in detail its co-op marketing contributions and minimum gross profit guarantees.  On March 20, 2010, the Court took under submission the Company’s Motion to Dismiss the case and has not yet rendered a decision.  We believe that the lawsuits are meritless and intend to defend the cases vigorously.

In May and July, 2009, the Company and certain of its officers and its Board of Directors were named as defendants in two shareholder derivative lawsuits filed in the Superior Court of California, County of Los Angeles, and the United States District Court for the Central District of California, respectively (Bahram Akhavan v. Bidz.com, Inc. et al. BC414198 (filed May 20, 2009) (the “State Derivative Action”); Farris Hassan v. Bidz.com, Inc., et al., cv09-04984 (CBM) (C.D. Cal.; filed on July 10, 2009)) (a similar complaint was by David Hughes on August 18, 2009) (the “Federal Derivative Action”).  The Complaints allege violations of law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code that occurred between August 2007 and the present and that have caused substantial monetary loss to the Company and other damages, such as to its reputation and goodwill.  Amended complaints in both actions also include allegations relating to the Company’s co-op marketing contributions and minimum gross profit guarantees.  We believe that the lawsuits are meritless and intend to defend the cases vigorously.

On April 27, 2010, the Court in the Federal Derivative Action granted the Company’s Motion to Dismiss and ordered the action dismissed with prejudice unless the plaintiffs file an amended complaint by May 18, 2010.

On February 26, 2010, the Court in the State Derivate Action granted the Company’s Motion to Dismiss the plaintiff’s complaint and allowed the plaintiff leave to amend its complaint.  In response, on April 9, 2010, counsel to Bahram Akhavan, the plaintiff in the State Derivative Action, made a demand to inspect certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law.  On April 15, 2010, the Company responded to Mr. Akhavan’s request, declining to permit inspection of the requested documents on the grounds, among other reasons, that the request lacked a proper purpose under Delaware law.  On May 5, 2010, Mr. Akhavan filed an action in the Delaware Court of Chancery to compel the Company to permit inspection of the requested documents.  The Company intends to respond and defend this action vigorously.

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

ITEM 1.A. RISK FACTORS

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “projects,” “will,” “would,” and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterlyy Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations, plans, intentions, and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

Adverse domestic and global economic conditions or the perception of said conditions may have adverse effects on our growth and operating results

The continued success of our business depends on the willingness of our customers to spend in a discretionary manner.  While we do offer lower priced merchandise and may consequently fare better than those who exclusively offer more expensive merchandise, jewelry is essentially perceived as a luxury good. If the economy continues to be weak it will cause people to feel less comfortable purchasing discretionary goods and would cause a negative effect on our operating results. Our annual and quarterly operating results may vary significantly in the future based on economic factors over which we have little or no control. Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in the economic factors could negatively affect our business and results of operations.

Our business has been and may continue to be significantly impacted by adverse worldwide economic conditions, and the current uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

Global financial markets have been experiencing extreme disruptions in recent years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to reduce purchases of jewelry. Demand for jewelry is a function of the health of the economies in the United States and around the world. Since the US economy and other economies around the world are still recovering from a recession, the demand for jewelry has been and may continue to be adversely affected and therefore, demand for our jewelry products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the jewelry market. These and other economic factors have had and may continue to have a material adverse effect on demand for our jewelry products and on our financial condition and operating results.

Our future operating results are highly dependent upon how well we manage our business to respond to the weak economic condition.

Our annual and quarterly operating results may fluctuate based on how well we manage our business to respond to the weak economic condition. Some of these factors include the following:

•          our ability to manage our sales and marketing efforts;

•          our ability to structure our organization to achieve our operating objectives and to meet the needs of our customers; and

•          our ability to manage expenses and inventory levels.

If we fail to manage our business effectively, our results of operations could be adversely affected.

Growth of our business may depend on our ability to successfully introduce and expand new product offerings, including modnique.

Our ability to significantly increase our net sales and maintain and increase our profitability may depend on our ability to successfully introduce and expand new product lines beyond our current offerings. In February 2010, we launched modnique.com, a division that will be focused on online retailing of designer products, entertainment tickets, travel, and other consumer goods through a private sale concept that only sells to invited members. If we offer new product categories in modnique that are not accepted by consumers, the Bidz.com brand and reputation could be adversely affected, our net sales may fall short of expectations and we may incur substantial expenses that are not offset by increased net sales. Introduction and expansion of new product lines may also strain our management and operational resources.

Our business may be impacted by our ability to obtain debt financing for our operations and the unavailability of funding could adversely affect our business.

As a result of current economic uncertainties, including with respect to global capital and credit markets and overall economic growth, we may find it more difficult or expensive to secure additional capital or credit to pursue actions we would consider beneficial to us or our shareholders. We have terminated, on April 2, 2010, a revolving line of credit with Bank of America (formerly LaSalle Bank). If we are unable to obtain alternative financing from another lender or lenders in the future, on terms that are acceptable to us, our business, ability to continue operations and financial condition could be adversely impacted.

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

Trading in our common stock may experience significant price and volume fluctuations and adversely affect the trading price of our common stock. Following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources. See Item 1, Legal Proceedings, above.

Repurchases of our common stock may not prove to be the best use of our cash resources.

We have and plan to continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through March 31, 2010, we have repurchased 3.4 million shares for a total of approximately $18.5 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $15.0 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

We have been and may continue to become the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies following periods of volatility in the market price of their securities, such as we experienced at the end of 2007. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. See Item 1, Legal Proceedings, above.

We may be at risk to accurately report financial results or detect fraud if we fail to maintain an effective system of internal controls.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report that contains an assessment by management on the company’s internal control over financial reporting in their quarterly reports on Form 10-Q. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on our assessment of the effectiveness of the internal controls over financial reporting. While we are consistently working on improvements and conducting rigorous reviews of our internal controls over financial reporting, our independent auditors may interpret Section 404 requirements and apply related rules and regulations differently. If our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. Additionally, if we are not able to meet all the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.

In conducting its assessment, our management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, in our disclosure controls and internal control over financial reporting as of March 31, 2010.  We have implemented certain controls, and are in the process of implementing additional controls, to remediate these material weaknesses.  Management believes these material weaknesses were not fully remediated as of March 31, 2010 and through the date of this report. See discussion included in Item 4 “Controls and Procedures” above for additional information regarding our disclosure controls and internal control over financial reporting.

We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will not be identified in the future or that the identified material weaknesses will be remediated in the second quarter of 2010.  Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to modify our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

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

In the three months period ended March 31, 2009 and 2010, 30.3% and 37.9%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top vendors based on the amount of purchases vary from quarter to quarter.  The top two suppliers accounted for approximately 17.4% and 21.7% of our total purchases in the three month period ended March 31, 2009 and 2010, respectively.

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

In addition, the Payment Card Industry (PCI) imposes strict customer credit card data security standards that require us to provide quarterly self assessments to ensure that credit card information of our customers are protected. Failure to meet the PCI data security standards could result in substantial fines and/or loss of the right to collect credit card payments. The loss of credit card activity would materially impact operations.

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

Our inventory is stored at our warehouse/office facility in Culver City, California and at our warehouse in Marina Del Rey, California. Consequently, our merchandise supply is vulnerable to fire, flood, earthquakes, and similar events that may impact our facility. Any damage to or loss of all or a significant portion of our inventory could cause significant delays in shipment of goods to our customers, resulting in negative publicity about and diminished customer confidence in our website. In addition, we may experience theft of our products while they are being held in inventory or during the course of their shipment to our customers by third-party carriers. We have implemented security measures to prevent such theft and maintain insurance to cover losses resulting from theft. Nevertheless, we could incur significant losses from theft, which would substantially harm our business and results of operations, if our security measures fail, losses exceed our insurance coverage, or we are not able to maintain insurance at a reasonable cost.

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

We are subject to increasing regulation at the federal, state, and international levels relating to privacy and the use of personal user information designed to protect the privacy of personally identifiable information as well as to protect against its misuse. These laws include the Federal Trade Commission Act, the CAN-SPAM Act of 2003, the Children’s Online Privacy Protection Act, the Fair Credit Reporting Act, the Homeland Security Act, and related regulations. In May 2009, we received a Civil Investigation Demand for Information from the Federal Trade Commissioner (“FTC”) relating to email marketing practices. We have been cooperating fully with the FTC regarding this matter, and in a notice dated April 2, 2010, FTC has decided not to recommend enforcement action against us. Several states have proposed legislation that would limit the use of personal information gathered online or require online services to establish privacy policies. Moreover, proposed legislation in the United States and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct, and delete personal information stored by companies. These regulations and other laws, rules, and regulations enacted in the future may adversely affect our ability to collect, disseminate, or share demographic and personal information about users and our ability to e-mail or telephone users, which could be costly and adversely affect our marketing efforts.

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

We depend to a very significant extent on David Zinberg, our Chief Executive Officer.

Our performance depends substantially upon David Zinberg, our Chief Executive Officer, who has extensive experience with the purchase and sale of jewelry. We rely on Mr. Zinberg to make critical operational decisions on a daily basis, such as product offerings and purchases, and to make key strategic plans. We have an employment agreement with Mr. Zinberg extending through July 2010 and renewable annually. The loss of the services of Mr. Zinberg would adversely affect our business and operations.

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

Our founder, executive officers, and directors together own approximately 37.6% of our common stock as of March 31, 2010. Marina Zinberg, our Vice President, who is the sister of David Zinberg, our Chairman and Chief Executive Officer, owns an additional 30.2% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2. UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES

No stock awards were granted during the three months ended March 31, 2010, and 154,000 stock options were granted in the three months ended March 31, 2010 when it was determined that the purchase of stock by employees with a nonrecourse loan from us is effectively the same as granting a stock option (as described in Note 11 to the financial statements).

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended March 31, 2010:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2009	Purchased	Share	Program	Program (1)
January 1 – January 31	—	$—	3,308,841	$15,095,825
February 1 – February 28	—	—	3,308,841	$15,095,825
March 1 – March 31	50,000	$2.04	3,358,841	$14,993,823
Total	50,000

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

Dated: May 13, 2010