Form 10-Q
period 2010-06-30
Bidz.com, Inc.
filed 2010-08-09
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of August 2, 2010: 19,635,862

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	December 31,	June 30,
	2009	2010
	(Revised)
Assets
Current assets:
Cash	$1,121	$9,711
Accounts receivable	447	982
Inventories, net of reserves of $1,767 and $1,578 at December 31, 2009 and June 30, 2010, respectively	40,961	35,435
Other receivable (includes related party amounts of $179 and $274 at December 31, 2009 and June 30, 2010, respectively)	1,454	1,815
Current deferred tax assets	1,400	1,790
Other current assets (Note 11)	2,960	579
Total current assets (Note 11)	48,343	50,312
Long term deferred tax assets	663	976
Property and equipment, net	1,202	918
Intangible asset	240	237
Deposits	157	157
Total assets (Note 11)	$50,605	$52,600

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$2,898	$—
Accounts payable (includes related party amounts of $1,513 and $2,642 at December 31, 2009 and June 30, 2010, respectively)	12,159	16,551
Accrued expenses	2,291	2,697
Deferred revenue	632	1,242
Total current liabilities	17,980	20,490

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2009 and June 30, 2010, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 22,114,257 and 21,816,814 at December 31, 2009 and June 30, 2010, respectively	22	22
Additional paid in capital (Note 11)	19,857	20,139
Shares held in treasury, at cost; 0 and 20,137 shares at December 31, 2009 and
June 30, 2010, respectively	—	(33)
Accumulated earnings (Note 11)	12,746	11,982
Total stockholders’ equity (Note 11)	32,625	32,110

	$50,605	$52,600

Bidz.com, Inc.

Condensed Statements of Income (Operations) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(Revised)		(Revised)
Net revenue:
Merchandise sales	$26,388	$23,704	$57,278	$50,172
Wholesale merchandise sales (includes related party amounts of $471 and $1,341 for the three months ended June 30, 2009 and 2010, respectively, and $677 and $2,538 for the six months ended June 30, 2009 and 2010, respectively)	471	1,941	677	3,588
Other revenue	86	77	166	151
	26,945	25,722	58,121	53,911
Cost of revenue	18,710	19,560	39,701	40,560
Gross Profit	8,235	6,162	18,420	13,351
Operating expenses:
General and administrative (Note 11)	4,593	5,425	9,395	10,837
Sales and marketing	2,127	1,446	4,732	3,033
Depreciation and amortization	193	174	373	389
Total operating expenses (Note 11)	6,913	7,045	14,500	14,259
Income (loss) from operations (Note 11)	1,322	(883)	3,920	(908)
Other income - interest income	—	—	2	—
Other expense - interest (expense)	(3)	—	(14)	(11)
Income (loss) before income tax expense (benefit) (Note11)	1,319	(883)	3,908	(919)
Income tax expense (benefit) (Note 11)	626	(230)	1,708	(155)
Net income (loss) (Note 11)	$693	$(653)	$2,200	$(764)

Net income (loss) per share available to common shareholders - basic	$0.03	$(0.03)	$0.10	$(0.03)
Net income (loss) per share available to common shareholders - diluted	$0.03	$(0.03)	$0.10	$(0.03)
Weighted average number of shares outstanding - basic	22,936,808	21,839,212	22,879,979	21,893,981
Weighted average number of shares outstanding - diluted	22,936,808	21,839,212	22,879,979	21,893,981

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2010
	(Revised)
Cash flows provided by (used for) operating activities:
Net income (loss) (Note 11)	$2,200	$(764)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	373	389
Change in inventory reserve	635	(189)
Stock-based compensation (Note 11)	395	515
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable (Note 11)	289	(535)
Inventories	(2,894)	5,715
Other receivable (Note 11)	(575)	(361)
Current deferred tax assets	71	(390)
Other current assets (Note 11)	(25)	2,381
Increase (decrease) in liabilities:
Accounts payable	1,324	4,392
Accrued expenses (Note 11)	(648)	406
Deferred revenue	(79)	610
Net cash provided by operating activities	1,066	12,169

Cash flows used for investing activities:
Capital expenditures	(164)	(102)
Net cash used for investing activities	(164)	(102)

Cash flows used for financing activities:
Revolving credit line	—	(2,898)
Long term deferred tax assets, net	(179)	(313)
Repurchase of common stock from net vesting of restricted shares	—	(131)
Tax benefit from stock based compensation	(70)	—
Purchase of treasury shares	(3,576)	(135)
Net cash used for financing activities	(3,825)	(3,477)

Net increase (decrease) in cash	(2,923)	8,590
Cash, beginning of period	4,456	1,121
Cash, end of period	$1,533	$9,711

Supplemental disclosure of cash flow information:
Interest paid	$14	$11
Income taxes paid	$2,000	$—

Supplemental disclosure of non-cash financing activities:
Retirement of treasury shares	$2,478	$102

BIDZ.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2010

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2009, as revised for prior period corrections described in Note 11, which has been derived from audited financial statements, and the unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2009 filed in the Annual Report on Form 10-K by the Company on March 9, 2010 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature and adjustments to prior periods as described in Note 11, which are necessary to present fairly the financial position of Bidz.com, Inc. as of June 30, 2010 and the results of operations for the three month and six month periods ended June 30, 2009 and 2010 and the cash flows for the six month periods ended June 30, 2009 and 2010.  The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We sell our products throughout the United States and our international customer base includes Europe, Middle East, and Asia. Revenue generated from the United States accounted for approximately 65.7% and 57.4% of net revenue for the three months ended June 30, 2009 and 2010, respectively, and 67.8% and 59.9% for the six months ended June 30, 2009 and 2010, respectively.

Recent Developments

In July 2010, in a privately negotiated transaction, but part of our share repurchase program, we repurchased 2,180,952 shares for $2.3 million from Marina Zinberg with the approval of the Special Committee composed of independent members of our Board of Directors. The shares have subsequently been retired. We have approximately $12.7 million still available for additional share repurchases in open market transactions, subject to market conditions, share price and other considerations. Since the inception of our share repurchase program in June 2007, we have repurchased 5.6 million shares for a total of approximately $20.8 million.

In July 2010, we announced that the Superior Court of California, County of Los Angeles, dismissed Bahram Akhavan v. Bidz.com, Inc. et al., the State Court shareholder derivative cases filed against the Company’s Board of Directors.

In June 2010, Bidz reached an oral agreement in principal with NCR Corporation to enter into an ecommerce patent license agreement subject to execution of a written agreement.  The definitive written agreement is being negotiated.

In May 2010, Marina Zinberg, a substantial shareholder and sister of our chief executive officer, David Zinberg, left the employment of our company.

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

2.             Earnings (loss) per Common Share

The basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were not anti-dilutive.

The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month and six month periods ending June 30, 2009 and 2010.  The following table sets forth the computation of basic and diluted net income (loss) per share (unaudited).

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) (Note 11)	$693	$(653)	$2,200	$(764)
Denominator:
Weighted common shares outstanding	22,936,808	21,839,212	22,879,979	21,893,981
Effect of dilutive securities	—	—	—	—
Denominator for diluted calculation	22,936,808	21,839,212	22,879,979	21,893,981
Net income (loss) per share, basic	$0.03	$(0.03)	$0.10	$(0.03)
Net income (loss) per share, diluted	$0.03	$(0.03)	$0.10	$(0.03)

There was no dilutive effect from outstanding stock options for the three month and six month periods ended June 30, 2009 and 2010 as all the stock options outstanding at period end were “out of the money” and are anti-dilutive.

3.             Inventories

Inventories consist of the following (in thousands) as of:

	December 31, 2009	June 30, 2010 (unaudited)

Fine jewelry, watches and other	$40,228	$34,523
Loose diamonds and semi-precious stones	279	425
Prepaid inventory	1,784	1,860
Inventory with manufacturing vendors	437	205
Product inventories	42,728	37,013
Less: Inventory reserve	(1,767)	(1,578)
	$40,961	$35,435

4.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, wholly owned by Bank of America, to provide working capital financing secured by inventories and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10 million. During the three month period ended March 31, 2008 we increased the limit to $25 million. The revolving credit line agreement was set to expire in July of 2010. We terminated the revolving credit line on April 2, 2010.

5.             Stock Based Compensation

We recognize in our financial statements the cost resulting from all share-based payment transactions to employees, including grants of stock options and restricted stock based on their fair values. We have used the Black-Scholes model to estimate the fair value of options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumptions regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

We are also required to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to adoption, as if we had adopted the statement at its effective date of January 1, 1995. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.  During the three months ended June 30, 2009 and 2010, we recognized income tax expense of $0 and $129,000, respectively for APIC shortfalls, and for the six months ended June 30, 2009 and 2010, we recognized $72,000 and $218,000, respectively.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $254,000 and $252,000 for the three months ended June 30, 2009 and 2010, respectively and $335,000 and $493,000 for the six months ended June 30, 2009 and 2010, respectively. The unamortized stock-based expense for restricted stock awards was $2.1 million at June 30, 2010.

A summary of all restricted stock activity during the six months ended June 30, 2010 is as follows (unaudited):

Restricted shares outstanding, December 31, 2009	738,225
Shares granted	—
Shares vested	(191,500)
Shares forfeited	(10,000)
Restricted shares outstanding, June 30, 2010	536,725

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

The following is a summary of stock option activity as of June 30, 2010, and changes during the six months ended June 30, 2010 (unaudited).

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2009	6,933,000	6.08	1.38	0.00
Granted	154,000	6.26
Exercised	—	—
Forfeited	154,000	6.26
Expired	79,000	6.06
Outstanding at June 30, 2010	6,854,000	6.09	0.89	0.00
Vested and Exercisable at June 30, 2010	6,854,000	6.09	0.89	0.00

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010 (unaudited).

		Options outstanding and exercisable as of June 30, 2010
		Options outstanding			Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual	Weighted average exercise price	Number exercisable	Weighted average exercise price

$6.00	$6.00	6,477,000	0.86	$6.00	6,477,000	$6.00
$6.26	$6.26	154,000	0.67	$6.26	154,000	$6.26
$6.50	$6.50	95,500	1.69	$6.50	95,500	$6.50
$9.90	$9.90	127,500	1.96	$9.90	127,500	$9.90
$6.00	$9.90	6,854,000	0.89	$6.09	6,854,000	$6.09

Stock-based compensation expense from stock options for the three months ended June 30, 2009 and 2010 amounted to $30,000 and $1,000, respectively, and for the six months ended June 30, 2010 amounted to $60,000 and $22,000, respectively. The unamortized stock-based compensation expense from stock options as of June 30, 2010 is $5,000 and 154,000 stock options were granted in the six months ended June 30, 2010 when it was determined that the purchase of stock by employees with a nonrecourse loan from us is effectively the same as granting a stock option — (as described in Note 11).

6.                                      Segment Information

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three month and six month periods ended June 30, 2009 and 2010. Net revenue by geographic area was as follows (unaudited):

(in thousands, except percentage data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2010		2009		2010
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$17,696	65.7%	$14,759	57.4%	$39,418	67.8%	$32,273	59.9%
International	9,249	34.3%	10,963	42.6%	18,703	32.2%	21,638	40.1%

Total	$26,945	100.0%	$25,722	100.0%	$58,121	100.0%	$53,911	100.0%

7.                                      Concentrations

Purchases from two vendors, including a related party discussed in Note 8, amounted to $6.3 million and $5.7 million representing 33.7% and 26.6% of the total purchases during the three months ended June 30, 2009 and 2010, respectively, and $9.4 million and $8.2 million representing 23.3% and 24.0% of the total purchases during the six months ended June 30, 2009 and 2010, respectively. Outstanding accounts payable to the two vendors totaled $2.9 million and $5.8 million at December 31, 2009 and June 30, 2010, respectively. Loss of either of these vendors is not expected to have a significant negative impact on the financial position, results of operations and cash flows of the Company.

8.                                      Related Party Transaction

During the three months ended June 30, 2009 and 2010, we purchased approximately 9.5% and 12.3%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 5.8% of our outstanding common stock as of June 30, 2010. During the six months ended June 30, 2009 and 2010, we purchased approximately 6.7% and 12.6%, respectively of our merchandise from LA Jewelers, Inc. The accounts payable balances due to LA Jewelers Inc. were $1.5 million and $2.6 million at December 31, 2009 and June 30, 2010, respectively.

LA Jewelers Inc. participates in our inventory co-op marketing program. For the three months ended June 30, 2009 and 2010, we earned approximately $69,000 and $274,000, respectively from LA Jewelers Inc. relating to co-op marketing contributions and $257,000 was unamortized as of June 30, 2010. For the six months ended June 30, 2009 and 2010, we earned approximately $250,000 and $441,000, respectively. The amounts of co-op marketing contributions due from LA Jewelers Inc. were $178,000 and $274,000 as of December 31, 2009 and June 30, 2010, respectively.

In May, 2007 we entered into an understanding with LA Jewelers Inc. whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the three months ended June 30, 2009 and 2010, we recognized $152,000 and $0, respectively, under this agreement, and for the six months ended June 30, 2009 and 2010, we recognized $172,000 and $98,000, respectively. As of December 31, 2009 and June 30, 2010, we have $0 outstanding under this gross profit margin guarantee.

During the three months ended June 30, 2009 and 2010, we recorded $471,000 and $1.3 million, respectively, and during the six months ended June 30, 2009 and 2010, we recorded $677,000 and $2.5 million, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was no accounts receivable due from this customer as of December 31, 2009 and June 30, 2010.

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

During the six months ended June 30, 2010, the Company recorded prior period adjustments of $424,000 to beginning retained earnings and $390,000 to additional paid-in capital for changes to tax positions related to prior periods. Prior period income tax liabilities were adjusted for $814,000, and include applicable interest and penalties of $48,000 and $109,000, respectively. The prior period adjustment is not material to previously issued financial statements (as described in Note 11).

We are subject to income taxes in the U.S. federal jurisdiction and California. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal examinations by tax authorities for the years before 2008 after the conclusion of examinations by the Internal Revenue Service for the 2004, 2005, 2006, and 2007 tax years. As part of the 2007 tax examination, we have submitted revised calculations related to the prior period adjustments (as described in Note 11) and other uncertain tax positions.  We may be selected for examination by the Internal Revenue Service for the 2008 and 2009 tax years.

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

11.          Revision of Prior Period Amounts

It was determined during the preparation of the first quarter of 2010 interim financial statements that the purchase of stock by employees with a nonrecourse loan from us is effectively the same as granting new stock options. We had granted one year loans to employees in November 2007 to purchase 154,000 shares when they exercised their stock options. These loans were extended for 15 months in November 2008, and then another year in February 2010. Stock option expenses related to the loan extensions are calculated to be $66,000, $680,000 and $(60,000) for years 2007, 2008 and 2009, respectively after considering the tax effect and related penalties and interest.

Management has evaluated the effect of the prior period expenses and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required.  However, if the adjustments to correct the cumulative errors had been recorded in the first quarter of 2010, we believe the impact would have been significant to the first quarter and would impact comparisons to prior periods.  In accordance with guidelines issued in SEC Staff Accounting Bulletin, we have recorded adjustments in the current year’s beginning retained earnings account to correct these immaterial prior period errors.  We have also revised in the current Form 10-Q filing, and plan to revise in future filings of our Form 10-Q and 10-K, the previously reported quarterly financial statements for 2009 in our Form 10-Q and annual financial statements for 2009 and 2008 in our Form 10-K for these immaterial amounts, and certain amounts from prior years have been reclassified to confirm to the current year’s presentation.

The following table sets forth the cumulative effect on retained earnings of the error in stock option expenses in prior periods (unaudited):

(in thousands)

Beginning period retained earnings at January 1, 2010, as previously reported	$13,432

Less: Correction of an error in stock option expense in 2007 (net of income tax of $0)	(66)
Correction of an error in stock option expense in 2008 (net of income tax of $205)	(680)
Correction of an error in stock option expense in 2009 (net of income tax of $219)	60
(686)
Retained earnings at January 1, 2010, as revised	12,746
Net loss for the six months ended June 30, 2010	(764)
Ending period retained earnings at June 30, 2010	$11,982

The following table sets forth the revised prior period balances reported in our comparative financial statements (unaudited):

(in thousands)	Previously reported	Adjustment	Revised
Balance sheet items at December 31, 2009:
Other current assets	$3,774	$(814)	$2,960
Total current assets	49,157	(814)	48,343
Total assets	51,419	(814)	50,605
Additional paid in capital	20,293	(436)	19,857
Employee share purchase receivable	(308)	308	—
Retained earnings	13,432	(686)	12,746
Total stockholders’ equity	33,439	(814)	32,625
Liabilities and stockholders’ equity	51,419	(814)	50,605

Statement of operations items for the three months ended June 30, 2009:
General and administrative	4,748	(155)	4,593
Total operating expenses	7,068	(155)	6,913
Income from operations	1,167	155	1,322
Income before income tax expense	1,164	155	1,319
Income tax expense	544	82	626
Net income	620	73	693

Statement of operations items for the six months ended June 30, 2009:
General and administrative	9,609	(214)	9,395
Total operating expenses	14,714	(214)	14,500
Income from operations	3,706	214	3,920
Income before income tax expense	3,694	214	3,908
Income tax expense	1,560	148	1,708
Net income	2,134	66	2,200

Statement of cash flow items for the six months ended June 30, 2009:
Net income	2,134	66	2,200
Impairment in employees share purchase receivable	274	(274)	—
Stock based compensation	335	60	395
Accounts receivable	182	107	289
Other receivable	(468)	(107)	(575)
Other current assets	(242)	217	(25)
Accrued expenses	(579)	(69)	(648)

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

Overview

We are a leading online retailer of jewelry, featuring a live auction format on Bidz.com. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout jewelry, watches, accessories and brand name merchandise, and rapidly respond to changing consumer demands for our merchandise. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. In 2009, we began offering auctions with a minimum opening bid that is higher than $1. The majority of our auctions are short-term, often closing within one day, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; watches, accessories and brand name merchandise. We believe we are the second largest online retailer of jewelry based on revenue and the largest online jewelry auction site based on web traffic.

In addition to our auction site we have retail sites that offer similar items of merchandise as those listed for auction, as well as other designer products and consumer goods.  Buyz.com, our fixed price site for jewelry, provides us access to different types of consumers.  We plan to offer customers the ability to design their own jewelry including diamond earrings and rings in the near future, and may also sell inventory that is held by our suppliers using a just in time ordering or drop ship model.  Modnique.com, our online retail site for designer products and consumer goods, provides a private sale concept that only sells to invited members. We plan to negotiate favorable deals with designers and manufacturers, including purchasing inventory from recognizable brand names at deep discounts to attract customers that are fashion forward as well as cost conscious.

In line with our growth plans, we previously completed a major upgrade of our auction platform at the end of 2007. The new auction system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system includes high availability, faster end-user response time and greater scalability among the key features delivered in this release. We have leveraged this new software solution to launch additional site features and our new online retail store, Buyz.com. We launched the Spanish, Arabic and German versions of our website in 2008.

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

We provide layaway sales to our retail customers which are payable in up to five monthly installments. The amounts paid and yet to be shipped are recorded as deferred revenue.

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

Outbound shipping costs on merchandise sales totaled $1.5 million and $1.4 million in the three months ended June 30, 2009 and 2010, respectively, and $3.1 million and $2.8 million in the six months ended June 30, 2009 and 2010, respectively.

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

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. We account for the co-op marketing contributions that cannot be identified specifically to benefit the vendors as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three months ended June 30, 2009 and 2010, we have recognized $1.9 million and $1.6 million of co-op marketing contributions, respectively, and for the six months ended June 30, 2009 and 2010, we have recognized $4.2 million and $3.7 million, respectively. Approximately $3.7 million remain unamortized and is included as an offset to inventory at June 30, 2010. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, if any, is included in other receivables and amounted to $1.8 million at June 30, 2010.

Gain (loss) on foreign currency exchange

A significant portion of our purchases are international purchases which exposes us to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our financial results are reported in U.S. dollars. As a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates, which may result in realized and unrealized gains or losses from exchange rate fluctuations.  We record a gain or loss on foreign currency exchange between the time we receive the inventory and when we make foreign currency payments to our international suppliers.  Transactions occurring during the period are translated at rates in effect at the time of the transaction, and adjustments are made at each period end to remeasure unsettled assets and liabilities denominated in foreign currencies at the period-end exchange rates.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(revised)		(revised)
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	30.6	24.0	31.7	24.8
Operating expenses:
General & administrative	17.1	21.1	16.2	20.1
Sales & marketing	7.9	5.6	8.1	5.6
Depreciation & amortization	0.7	0.7	0.7	0.7
Total operating expenses	25.7	27.4	25.0	26.4
Income (loss) from operations	4.9	(3.4)	6.7	(1.6)
Interest expense	0.0	0.0	0.0	0.0
Income tax expense	2.3	(0.9)	2.9	(0.3)
Net income (loss)	2.6%	(2.5)%	3.8%	(1.3)%

Net Revenue

Substantially all of our net revenue consists of jewelry, accessories, and consumer products sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is not online, shipping and handling, auction transaction fee and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Merchandise sales	84.3%	81.6%	85.1%	83.7%
Wholesale merchandise sales	1.8	7.5	1.2	6.6
Shipping & handling	10.6	7.8	10.4	6.6
Transaction fee	3.0	2.8	3.0	2.8
Other revenue	0.3	0.3	0.3	0.3

Total net revenue	100.0%	100.0%	100.0%	100.0%

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

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009 (Note 11)

Net loss in the three months ended June 30, 2010 was $(653,000), or $(0.03) per basic and diluted share compared to a net income in the three months ended June 30, 2009 of $693,000, or $0.03 per basic and diluted share. Net income decreased by $1.3 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to decreases in revenue and gross profit margin.

Net Revenue

Net revenue decreased 4.5% to $25.7 million in the three months ended June 30, 2010 from $26.9 million in the three months ended June 30, 2009. Wholesale merchandise sales were $1.9 million in the three months ended June 30, 2010 compared to $471,000 in the three months ended June 30, 2009.

The continuing economic weakness affected our revenue in the second quarter of 2010 compared to the second quarter of 2009. There was an overall decrease in online demand for our jewelry and other merchandise as consumers reduced their discretionary spending. If the economy continues to be weak it will cause a negative effect on our revenue and profitability.

Gross Profit

Gross profit decreased 25.2% to $6.2 million in the three months ended June 30, 2010 from $8.2 million in the three months ended June 30, 2009. The decrease in gross profit resulted from the decrease in sales volume which declined by 4.5% for the three months ended June 30, 2010 compared to the prior year period and the decrease in gross profit margin to 24.0% in the three months ended June 30, 2010 from 30.6% in the prior year period. Gross profit margin in the three months ended June 30, 2010 was affected by our free shipping promotion, weaker demand for our jewelry and other merchandise, and lower gross profit margin from our wholesale merchandise sales.

Since the second quarter of 2010, our free shipping promotion has been reduced substantially and we expect the percentage of gross profit margin to improve beginning in the third quarter of 2010.

General and Administrative Expenses

General and administrative expense increased 18.1% to $5.4 million in the three months ended June 30, 2010 from $4.6 million in three months ended June 30, 2009. The increase in general and administrative expenses was due to expenses to operate modnique.com, severance payments made and higher overall administrative expenses. General and administrative expense as a percentage of net revenue increased to 21.1% in the three months ended June 30, 2010 from 17.1% in the three months ended June 30, 2009 as a result of higher general and administrative expense and deleveraging from lower revenue.

Sales & Marketing Expenses

Sales and marketing expense decreased 32.0% to $1.4 million in the three months ended June 30, 2010 from $2.1 million in the three months ended June 30, 2009. Sales and marketing expense as a percentage of net revenue decreased to 5.6% in the three months ended June 30, 2010 from 7.9% in the three months ended June 30, 2009. Sales and marketing expense was reduced to control our operating expenses and also as a result of lower revenue.

Income Tax Expense

We recorded an income tax benefit of $230,000 in the three months ended June 30, 2010 from an income tax expense of $626,000 in the three months ended June 30, 2009, with effective tax rates of 26.1% and 46.7%, respectively. Income tax benefit in the three months ended June 30, 2010 was adversely affected and lower than expected when we recorded a reversal in deferred tax benefit from restricted stock awards that vested in the quarter at a market value that was substantially lower than the grant date fair market value, since we had no APIC pool to offset this shortfall.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009 (Note 11)

Net loss in the six months ended June 30, 2010 was $(764,000), or $(0.03) per basic and diluted share compared to a net income in the six months ended June 30, 2009 of $2.2 million or $0.10 per basic and diluted share, respectively. Net income decreased by $3.0 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to decreases in revenue and gross profit margin.

Net Revenue

Net revenue decreased 7.2% to $53.9 million in the six months ended June 30, 2010 from $58.1 million in the six months ended June 30, 2009. Merchandise wholesale sales were $3.6 million in the six months ended June 30, 2010 compared to $677,000 in the six months ended June 30, 2009.

The continuing economic weakness affected our revenue in the first half of 2010 compared to the first half of 2009. There was an overall decrease in online demand for our jewelry and other merchandise as consumers reduced their discretionary spending. If the economy continues to be weak it will cause a negative effect on our revenue.

Gross Profit

Gross profit decreased 27.5% to $13.4 million in the six months ended June 30, 2010 from $18.4 million in the six months ended June 30, 2009. The decrease in gross profit resulted from the decrease in sales revenue which declined by 7.2% for the six months ended June 30, 2009 compared to the prior year period  and the decrease in gross profit margin to 24.8% in the six months ended June 30, 2010 from 31.7% in the prior year period. Gross profit margin in the six months ended June 30, 2010 was affected by our free shipping promotion and weaker demand for our jewelry and other merchandise.

General and Administrative Expenses

General and administrative expenses increased by 15.3% to $10.8 million in the six months ended June 30, 2010 from $9.4 million in the six months ended June 30, 2009. The increase in general and administrative expenses was due to expenses to operate modnique.com and higher overall administrative expenses. General and administrative expenses as a percentage of net revenue increased to 20.1% in the six months ended June 30, 2010 from 16.2% in the six months ended June 30, 2009 as a result of higher general and administrative expense and deleveraging from lower revenue.

Sales and Marketing Expenses

Sales and marketing expenses decreased 35.9 % to $3.0 million in the six months ended June 30, 2010 from $4.7 million in the six months ended June 30, 2009. Sales and marketing expenses as a percentage of net revenue decreased to 5.6% in the six months ended June 30, 2010 from 8.1% in the six months ended June 30, 2009.

Income Tax Expense

We recorded an income tax benefit of $155,000 in the six months ended June 30, 2010 compared to an income tax expense of $1.7 million in the six months ended June 30, 2009 and the effective tax rates were 16.9% and 43.7%, respectively. Income tax benefit in the six months ended June 30, 2010 was adversely affected and lower than expected when we recorded a reversal in deferred tax benefit from restricted stock awards that vested in the period at a market value that was substantially lower than the grant date fair market value, since we had no APIC pool to offset this shortfall.

Additional Quarterly Data

	Quarter Ended
	March 31,	June 30,	March 31,	June 30,
	2009	2009	2010	2010

Average selling price per order	$181	$180	$190	$198
Average orders per day	2,043	1,712	1,713	1,460
Average items sold per day	6,110	5,956	7,018	5,852
Acquisition costs per new buyer	$51	$55	$39	$39
Number of new buyers	51,021	38,577	40,501	34,264

Modnique.com and wholesale merchandise sales and data are excluded in computing additional quarterly data.

Liquidity and Capital Resources

The significant components of our working capital are inventory and liquid assets such as cash and accounts receivable, reduced by a revolving credit line, accounts payable, accrued expenses and deferred revenue. Our business model contains beneficial working capital characteristics: while we collect cash from sales to customers within several business days of the related online payment, we typically have extended payment terms with our suppliers.

As of June 30, 2010, we had a working capital surplus of $29.8 million and no long-term debt obligations. Net cash provided by operating activities was $12.2 million in the six months ended June 30, 2010 compared to $1.1 million in the six months ended June 30, 2009. Cash in the six months ended June 30, 2010 was primarily affected by changes in our net loss, inventories, other current assets and accounts payable and in the six months ended June 30, 2009 was primarily affected by changes in our net income, inventories and accounts payable. Our inventories and accounts payable generally increase or decrease in line with changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve sales and/or our gross profit margin.

We recorded net loss of $(764,000) in the six months ended June 30, 2010 compared to a net income of $2.2 million in the six months ended June 30, 2009. In the six months ended June 30, 2010, inventories decreased by $5.7 million, other current assets decreased by $2.4 million and accounts payable increased by $4.4 million, which resulted in a net increase in our cash position. In the six months ended June 30, 2009, inventories increased by $2.9 million and accounts payable decreased by $1.3 million.

Net cash used in investing activities was $102,000 in the six months ended June 30, 2010 compared to $164,000 in the six months ended June 30, 2009. The expenditures related mainly to acquisition of office and computer equipment, and software.

In the six months ended June 30, 2010, net cash of $3.5 million was used in financing activities when $2.9 million was used to repay our revolving credit line, $313,000 was used to increase our long term deferred tax assets, $131,000 was used to retire common stock from net vesting of restricted shares to pay for payroll taxes, and $135,000 was used to repurchase shares of our common stock. In the six months ended June 30, 2009, net cash of $3.8 million was used in financing activities when $3.6 million was used to repurchase shares of our common stock.

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

Lease Obligations

The following table presents our contractual obligations at June 30, 2010, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property lease	$3,232	$1,542	$1,690	$—	$—
Equipment lease	125	52	73	—	—
	$3,357	$1,594	$1,763	$—	$—

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. We do not believe that a change in market interest rates would have a material effect on our results of operations or financial condition. Although we derive a portion of our sales outside of the United States, all of our sales are denominated in U.S. dollars. We have limited exposure to financial market risks related to changes in interest rates and foreign currency exchange rates.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. During the second quarter of 2010, we continue to have certain control deficiencies that represent material weaknesses identified during the fourth quarter 2009 as a result, primarily, of the conversion from our internally developed proprietary legacy operating system to a Microsoft Dynamics AX ERP system. The control deficiencies existing at June 30, 2010 related to: (i) maintaining an effective control environment at the entity level specifically in having adequate processes over such matters as the conversion of the Company’s operating system to the Microsoft AX ERP system and in executing a Company-wide risk assessment program related to the conversion process; (ii) maintaining an effective control environment over Information Technology (IT) specifically in user security configurations, end user acceptance, design and monitoring of change controls, and security evaluations for the Microsoft AX ERP system, and (iii) maintaining an effective control environment over employee termination procedures. As a result of the foregoing, management concluded that the Company’s internal control over financial reporting as of June 30, 2010 was not effective.

To ensure that our financial statements were fairly stated in accordance with generally accepted accounting principles in the United States, we expanded procedures to be performed in order to prepare the financial statements as of June 30, 2010. These procedures included additional analyses and review of the inventory processes and related balances to fairly state inventory and the associated cost of goods sold in the three month and six month periods ended June 30, 2010. Additionally, we performed multiple levels of review within the financial statement close process.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three month period ended June 30, 2010, that our certifying officers concluded could materially affect our internal control over financial reporting.

To address the material weaknesses described above, management has implemented a remediation program, which has been approved by our Audit Committee.  We implemented the remediation program in the fourth quarter of 2009 through the first half of 2010, and anticipate that we will continue implementation of the program in the second half of 2010.  We hired a key employee to serve dual responsibilities as the Audit-Risk Manager and Compliance Officer in the second quarter of 2010 as part of our remediation program, and completed the following changes in internal control activities in the three months ended June 30, 2010 to remediate previously identified internal control weaknesses:

Management has strengthened its control at the entity level, updated policies and procedures, and trained staff on the required procedural controls over financial reporting, with particular focus on the Microsoft Dynamics AX ERP and Accounting systems.

To address the lack of effective information technology policies and procedures, management updated all key information technology policies and procedures, and addressed any concerns about financial reporting risks associated with the IT function.

Management has instituted rigorous verification testing and reviews of regression testing to improve on the preventative and detective quality controls testing environment.

Management implemented a structure of organization and oversight of the IT compliance functions, including regular and frequent strategic planning sessions addressing critical issues and plans, as well as increasing the internal audit function scope.

To address the significant difficulties in generating reports related to sales orders (invoicing/fulfillment, refunds) and inventory processing (receiving, verification and adjustments, location ID) from the Microsoft AX ERP system, Management directed the development of the needed reports and training for staff in their use.

To address deficiencies in the Anti-Fraud Program, management and the Governance and Nominations Committee of the board of directors reviewed and approved the Code of Conduct as meeting current needs, and management has verified current contacts for reporting current Code of Conduct issues are posted and available for the employees of Bidz.com. Management also instituted a formal code violations report procedure, as well as assigning a new Compliance Officer to manage any reported possible violations. Management has mandated and obtained signed acknowledgements for understanding the Code from all employees.

Management has strengthened its control over invoice and payment processing. Before payment is processed, invoices are reviewed and approved.

Screening procedures, including background checks, are also employed for job applicants; particularly for employees with access to assets susceptible to misappropriation have been strengthened, and background checks are performed for all new-hires. When new-hires are considered to be key employees or will have access to confidential information, Management has put additional effort into reviewing and approving background check results before the prospective employees’ first day of employment.

Management has mandated and implemented a procedure requiring review of all employees’ timecards, both by employees as well as authorized approver, to ensure that time records are correct and not over or under stated before payroll is processed.

Management is in process for the following remediation against existing internal control weaknesses:

(i) “maintaining an effective control environment at the entity level specifically in having adequate processes over such matters as the conversion of the Company’s operating system to the Microsoft AX ERP system and in executing a Company-wide risk assessment program related to the conversion process.”

•                  To mitigate this risk, management is developing a risk assessment process which identifies and addresses the risks inherent in the conversion to the Microsoft AX ERP system.

(ii) “maintaining an effective control environment over Information Technology (IT) specifically in user security configurations, end user acceptance, design and monitoring of change controls, and security evaluations for the Microsoft AX ERP system,”

•                  Management is implementing a vigorous user access review, including a conflicts remediation process, to address user security configurations, security evaluations deficiencies, and managing user access security controls for all financial systems, particularly focusing on the AX ERP system. Controls are being re-designed to ensure that access to certain financial applications are adequately restricted to only employees requiring access to complete their job functions.  Exceptions to these access requirements are in remediation.

•                  Management is in remediation and is mostly complete with one control remaining to address inadequate design and monitoring of change controls and end user acceptance.

(iii) “maintaining an effective control environment over employee termination procedures.”

•                  Management is in remediation implementation for timely termination of user access to Microsoft AX ERP system for former employees.

(iv) “and maintaining an effective control environment over vendor review process.”

•                  Management is in remediation implementation for proper review of new vendor set-up and any changes to existing vendors.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Cases dismissed:

In May and July, 2009, the Company and certain of its officers and its Board of Directors were named as defendants in two shareholder derivative lawsuits filed in the Superior Court of California, County of Los Angeles, and the United States District Court for the Central District of California, respectively (Bahram Akhavan v. Bidz.com, Inc. et al. BC414198 (filed May 20, 2009) (the “State Derivative Action”) and Farris Hassan v. Bidz.com, Inc., et al., cv09-04984 (CBM) (C.D. Cal. (filed July 10, 2009) (the “Federal Derivative Action”)). The State and Federal Derivative actions allege violations of law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code. Amended complaints in both actions also include allegations relating to the Company’s co-op marketing contributions and minimum gross profit guarantees.

On February 26, 2010, the Superior Court of California granted the Company’s Motion to Dismiss the State Derivative Action with leave to amend. In response, on April 9, 2010, Mr. Akhavan, the plaintiff in the State Derivative Action, made a demand to inspect certain books and records of the Company, which the Company rejected on the grounds, among other reasons, that the request lacked a proper purpose under Delaware law. On May 5, 2010, Mr. Akhavan filed an action in the Delaware Court of Chancery to compel the Company to permit inspection of the requested documents. In June 2010, after the Company filed a Motion to Dismiss the Delaware action, Mr. Akhavan withdrew both the State Court Derivative Action, as well as the Delaware action, resulting in the dismissal of both cases.

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

Cases pending:

On April 27, 2010, the United States District Court granted the Company’s Motion to Dismiss the Federal Derivative Action (Farris Hassan v. Bidz.com, Inc , Inc. et al. BC414198 (filed May 20, 2009)  with leave to amend. The plaintiff filed an amended complaint, and, later this month, the Company will file another Motion to Dismiss, which the Company anticipates will be heard by the Court in November 2010. We believe that the lawsuit is meritless and intend to defend the cases vigorously.

In May and June, 2009, the Company and certain of its officers were named as defendants in three parallel class action complaints filed in the United States District Court for the Central District of California (Ramon Gomez v. Bidz.com, Inc., et al., cv09-3216 (CBM) (C.D. Cal.; filed on May 7, 2009); James Mitchell v. Bidz.com, Inc., et al., cv09-03671 (CBM) (C.D. Cal.; filed on May 22, 2009); Mark Walczyk v. Bidz.com, Inc., et al., cv09-0397 (CBM) (C.D. Cal.; filed on June 3, 2009)). On July 30, 2009, the Court consolidated the cases. The consolidated complaint charges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and alleges that the Company failed to disclose unethical and fraudulent business practices, that it did not have controls in place to prevent “shill bidding,” that it uses unreliable or false appraisal prices on its merchandise, and that it failed to correctly account for and disclose in detail its co-op marketing contributions and minimum gross profit guarantees.

On May 25, 2010, in a 30-page opinion, the Honorable Consuelo B. Marshall of the United States District Court granted the Company’s Motion to Dismiss the securities fraud complaint with leave to amend. On June 22, 2010, the plaintiff filed its amended complaint. On July 30, 2010, the Company filed a Motion to Dismiss the amended consolidated complaint and the Court will hear the motion on October 4, 2010. We believe that the lawsuit is meritless and intend to defend the cases vigorously.

On or about June 25, 2009, the Company was named as a defendant in a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas, Tyler Division (Soverain Software LLC v. J.C. Penney Corporation, Inc., Amway Corp., Avon Products, Inc., Bidz.com, Inc., Etronics, Inc. HSN, Inc., HSN Improvements, LLC, Cornerstone Brands, Inc., Ballard Designs, Inc., Garnet Hill, Inc., Smith & Noble, LLC, The Territory Ahead, Inc., QVC, Inc., Shutterfly, Inc., Victoria’s Secret Stores Brand Management, Inc., Victoria’s Secret Direct Brand Management, LLC, VistaPrint, Ltd., and VistaPrint USA, Inc. cv6:09-CV-274). The Complaint alleges that defendants’ ecommerce sites infringe one or more patents held by the plaintiff.   The Plaintiff seeks a judgment that its patents are not invalid and enforceable, a preliminary and permanent injunction against infringement of the patents, damages (including treble damages) and attorney fees. We believe that the lawsuit is meritless and intend to defend the case vigorously.

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

ITEM 1.A. RISK FACTORS

Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “projects,” “will,” “would,” and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations, plans, intentions, and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

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

Our business has been and may continue to be significantly impacted by adverse worldwide economic condition and the current uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

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

•          our ability to manage our expenses and inventories.

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

We have and plan to continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through June 30, 2010, we have repurchased 3.4 million shares for a total of approximately $18.5 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $15.0 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

In conducting its assessment, our management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, in our disclosure controls and internal control over financial reporting as of June 30, 2010.  We have implemented certain controls to remediate some of the material weaknesses, and are in the process of implementing additional controls, to remediate the remaining material weaknesses.  Management believes these material weaknesses were not fully remediated as of June 30, 2010 and through the date of this report. See discussion included in Item 4 “Controls and Procedures” above for additional information regarding our disclosure controls and internal control over financial reporting.

We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will not be identified in the future or that the identified material weaknesses will be remediated in the third quarter of 2010.  Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to modify our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

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

In the three months period ended June 30, 2009 and 2010, 34.3% and 42.6%, respectively, and in the six month periods ended June 30, 2009 and 2010, 32.2% and 40.1%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top vendors based on the amount of purchases vary from quarter to quarter.  The top two suppliers accounted for approximately 33.7% and 26.6% of our total purchases in the three month period ended June 30, 2009 and 2010, respectively and in the six month period ended June 30, 2009 and 2010, 23.3% and 24.0%, respectively, were purchased from our top two suppliers.

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

Any problems with the availability, performance, or reliability of our website, network infrastructure, or transaction processing systems could result in decreased customer traffic, reduced orders, reduced order fulfillment performance, and lower net revenue as well as negative publicity and damage to our reputation. In order to remain competitive, we must continually seek to improve and expand the functionality and features of our website, network infrastructure, transaction processing systems, and delivery and shipping functions to accommodate any substantial increase in the volume of traffic to and orders from our website. We may not be successful in these efforts, and we may not be able to project accurately the rate or timing of increases, if any, in the use of or sales from our website, or timely expand or upgrade our website, infrastructure, or systems to accommodate any such increases. Additionally, we may not be able to remedy any such availability, performance, or reliability problems in a timely manner, or at all, because we depend in part on third parties for such availability, performance, and reliability. Our website and back-office servers are located at a third-party co-location facility operated by Savis Inc. in El Segundo, CA which is vulnerable to fire, earthquakes, and similar events.

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

We had expanded our operations at a rapid pace prior to the 2008 financial and economic crisis. This expansion had placed a significant strain on our management, operations, and financial resources. When the economy and our business recover, we anticipate adding personnel in the future, including managerial, technical, and operations personnel. In order to manage the future growth of our operations, we also will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures, and controls. If we are unable to manage growth effectively, our business and results of operations will be harmed.

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

Our performance depends substantially upon David Zinberg, our Chief Executive Officer, who has extensive experience with the purchase and sale of jewelry. We rely on Mr. Zinberg to make critical operational decisions on a daily basis, such as product offerings and purchases, and to make key strategic plans. We have an employment agreement with Mr. Zinberg extending through July 2011 and renewable annually. The loss of the services of Mr. Zinberg would adversely affect our business and operations.

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

As of June 30, 2010, our founder, executive officers, and directors together owned approximately 37.4% of our common stock, and Marina Zinberg, who is the sister of David Zinberg, our Chairman and Chief Executive Officer, owned an additional 29.8% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2. UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES

No stock awards or stock options were granted during the three months ended June 30, 2010.

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended June 30, 2010:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2010	Purchased	Share	Program	Program (1)
April 1 – April 30	—	$—	3,358,841	$14,993,823
May 1 – May 31	—	—	3,358,841	$14,993,823
June 1 – June 30	20,137	$1.63	3,378,978	$14,960,981
Total	20,137

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

ITEM 6. EXHIBITS

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

Exhibit 99.1	Earnings Release, dated August 9, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM, INC.

	By:	/s/ DAVID ZINBERG

David Zinberg
Chief Executive Officer

	By:	/s/ LAWRENCE KONG

Lawrence Kong
Principal Accounting Officer

Dated: August 9, 2010