Form 10-Q
period 2010-09-30
Bidz.com, Inc.
filed 2010-11-08
CIK 1324105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of October 31, 2010: 19,554,991

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	December 31,	September 30,
	2009	2010
	(Revised)
Assets
Current assets:
Cash	$1,121	$5,473
Accounts receivable	447	1,274
Inventories, net of reserves of $1,767 and $1,648 at December 31, 2009 and September 30, 2010, respectively	40,961	32,193
Other receivables (includes related party amounts of $179 and $393 at December 31, 2009 and September 30, 2010, respectively)	1,454	1,684
Current deferred tax assets	1,400	2,049
Other current assets (Note 11)	2,960	568
Total current assets (Note 11)	48,343	43,241
Long term deferred tax assets	663	1,547
Property and equipment, net	1,202	730
Intangible asset	240	236
Deposits	157	187
Total assets (Note 11)	$50,605	$45,941

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$2,898	$—
Accounts payable (includes related party amounts of $1,513 and $2,584 at December 31, 2009 and September 30, 2010, respectively)	12,159	12,871
Accrued expenses	2,291	1,849
Deferred revenue	632	1,882
Total current liabilities	17,980	16,602

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2009 and September 30, 2010, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 22,114,257 and 19,557,542 at December 31, 2009 and September 30, 2010, respectively	22	20
Additional paid in capital (Note 11)	19,857	18,074
Shares held in treasury, at cost; 0 and 78,320 shares at December 31, 2009 and September 30, 2010, respectively	—	(123)
Accumulated earnings (Note 11)	12,746	11,368
Total stockholders’ equity (Note 11)	32,625	29,339

	$50,605	$45,941

Bidz.com, Inc.

Condensed Statements of Income (Operations) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(Revised)		(Revised)
Net revenue:
Merchandise sales	$23,795	$20,680	$81,072	$70,853
Wholesale merchandise sales (includes related party amounts of $641 and $944 for the three months ended September 30, 2009 and 2010, respectively, and $1,318 and $3,482 for the nine months ended September 30, 2009 and 2010, respectively)	917	1,064	1,595	4,651
Other revenue	74	72	240	224
	24,786	21,816	82,907	75,728
Cost of revenue	17,622	16,211	57,322	56,772
Gross Profit	7,164	5,605	25,585	18,956
Operating expenses:
General and administrative (Note 11)	4,776	4,972	14,170	15,809
Sales and marketing	2,235	1,479	6,968	4,512
Depreciation and amortization	200	151	573	540
Total operating expenses (Note 11)	7,211	6,602	21,711	20,861
Income (loss) from operations (Note 11)	(47)	(997)	3,874	(1,905)
Loss on disposal of property and equipment	—	(38)	—	(38)
Other income - interest income	—	—	2	—
Other expense - interest (expense)	(18)	—	(33)	(11)
Income (loss) before income tax expense (benefit) (Note11)	(65)	(1,035)	3,843	(1,954)
Income tax benefit (expense) (Note 11)	7	421	(1,701)	576
Net income (loss) (Note 11)	$(58)	$(614)	$2,142	$(1,378)

Net income (loss) per share available to common shareholders - basic	$(0.00)	$(0.03)	$0.09	$(0.06)
Net income (loss) per share available to common shareholders - diluted	$(0.00)	$(0.03)	$0.09	$(0.06)
Weighted average number of shares outstanding - basic	22,206,893	20,042,390	22,653,151	21,270,002
Weighted average number of shares outstanding - diluted	22,206,893	20,042,390	22,653,151	21,270,002

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2010
	(Revised)
Cash flows provided by (used for) operating activities:
Net income (loss) (Note 11)	$2,142	$(1,378)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	573	540
Loss on disposal of property and equipment	—	38
Deferred taxes	(400)	(884)
Stock-based compensation (Note 11)	677	771
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable (Note 11)	118	(827)
Inventories	(6,028)	8,768
Other receivable (Note 11)	(694)	(230)
Current deferred tax assets	271	(649)
Other current assets (Note 11)	(326)	2,392
Deposits	—	(30)
Increase (decrease) in liabilities:
Accounts payable	4,044	712
Accrued expenses (Note 11)	(740)	(442)
Deferred revenue	(17)	1,250
Net cash provided by (used for) operating activities	(380)	10,031

Cash flows used for investing activities:
Capital expenditures	(404)	(102)
Net cash used for investing activities	(404)	(102)

Cash flows used for financing activities:
Revolving credit line	2,535	(2,898)
Repurchase of common stock from net vesting of restricted shares	—	(164)
Tax benefit from stock based compensation	(69)	—
Purchase of treasury shares	(4,994)	(2,515)
Net cash used for financing activities	(2,528)	(5,577)

Net increase (decrease) in cash	(3,312)	4,352
Cash, beginning of period	4,456	1,121
Cash, end of period	$1,144	$5,473

Supplemental disclosure of cash flow information:
Interest paid	$33	$11
Income taxes paid	$2,550	$—

Supplemental disclosure of non-cash financing activities:
Retirement of treasury shares	$4,994	$2,392
Retirement of property and equipment	$—	$114

BIDZ.COM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2009, as revised for prior period corrections described in Note 11, which has been derived from audited financial statements, and the unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2009 filed in the Annual Report on Form 10-K by the Company on March 9, 2010 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature and adjustments to prior periods as described in Note 11, which are necessary to present fairly the financial position of Bidz.com, Inc. as of September 30, 2010 and the results of operations for the three month and nine month periods ended September 30, 2009 and 2010 and the cash flows for the nine month periods ended September 30, 2009 and 2010.  The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We sell our products throughout the United States and our international customer base includes Europe, Middle East, and Asia. Revenue generated from the United States accounted for approximately 62.2% and 56.7% of net revenue for the three months ended September 30, 2009 and 2010, respectively, and 66.2% and 58.9% for the nine months ended September 30, 2009 and 2010, respectively.

Recent Developments

On October 1, 2010, our independent registered public accounting firm, Stonefield Josephson, Inc. (“Stonefield”), notified us that Stonefield had combined its practice with Marcum LLP and began practicing as Marcum LLP. Accordingly, effective October 1, 2010, Stonefield effectively resigned as our independent registered public accounting firm and Marcum LLP became our independent registered public accounting firm. This change in our independent registered public accounting firm was approved by the Audit Committee of our Board of Directors.

In September 2010, we executed a definitive written licensing agreement with NCR Corporation. In June 2010, we had reached an oral agreement in principal with NCR Corporation to enter into an ecommerce patent license agreement.

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

The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month and nine month periods ending September 30, 2009 and 2010.  The following table sets forth the computation of basic and diluted net income (loss) per share (unaudited).

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(revised)		(revised)
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) (Note 11)	$(58)	$(614)	$2,142	$(1,378)
Denominator:
Weighted common shares outstanding	22,206,893	20,042,390	22,653,151	21,270,002
Effect of dilutive securities	—	—	—	—
Denominator for diluted calculation	22,206,893	20,042,390	22,653,151	21,270,002
Net income (loss) per share, basic and diluted	$(0.00)	$(0.03)	$0.09	$(0.06)

There was no dilutive effect from outstanding stock options for the three month and nine month periods ended September 30, 2009 and 2010 as all the stock options outstanding at period end were “out of the money” and are anti-dilutive.

3.             Inventories

Inventories consist of the following (in thousands) as of:

	December 31, 2009	September 30, 2010 (unaudited)

Fine jewelry, watches and other	$40,228	$32,907
Loose diamonds and semi-precious stones	279	387
Prepaid inventory	1,784	401
Inventory with manufacturing vendors	437	146
Product inventories	42,728	33,841
Less: Inventory reserve	(1,767)	(1,648)
	$40,961	$32,193

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

5.             Stock Based Compensation

We recognize in our financial statements the cost resulting from all share-based compensation transactions to employees, including grants of stock options and award of restricted stock based on their fair values. We have used the Black-Scholes model to estimate the fair value of options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumptions regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

We are also required to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to adoption, as if we had adopted the statement at its effective date of January 1, 1995. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.  During the three months ended September 30, 2009 and 2010, we recognized no income tax expense for APIC shortfalls, and for the nine months ended September 30, 2009 and 2010, we recognized $72,000 and $218,000, respectively.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the fair value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $252,000 and $254,000 for the three months ended September 30, 2009 and 2010, respectively and $587,000 and $747,000 for the nine months ended September 30, 2009 and 2010, respectively. The unamortized stock-based expense for restricted stock awards was $1.9 million at September 30, 2010.

A summary of all restricted stock activity during the nine months ended September 30, 2010 is as follows (unaudited):

Restricted shares outstanding, December 31, 2009	738,225
Shares granted	—
Shares vested	(191,500)
Shares forfeited	(10,000)
Restricted shares outstanding, September 30, 2010	536,725

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

The following is a summary of stock option activity as of September 30, 2010, and changes during the nine months ended September 30, 2010 (unaudited).

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2009	6,933,000	6.08	1.38	0.00
Granted	154,000	6.26
Exercised	—	—
Forfeited	154,000	6.26
Expired	79,000	6.06
Outstanding at September 30, 2010	6,854,000	6.09	0.64	0.00
Vested and Exercisable at September 30, 2010	6,854,000	6.09	0.64	0.00

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010 (unaudited).

		Options outstanding and exercisable as of September 30, 2010
		Options outstanding			Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual	Weighted average exercise price	Number exercisable	Weighted average exercise price

$6.00	$6.00	6,477,000	0.61	$6.00	6,477,000	$6.00
$6.26	$6.26	154,000	0.42	$6.26	154,000	$6.26
$6.50	$6.50	95,500	1.44	$6.50	95,500	$6.50
$9.90	$9.90	127,500	1.70	$9.90	127,500	$9.90
$6.00	$9.90	6,854,000	0.64	$6.09	6,854,000	$6.09

Stock-based compensation expense from stock options for the three months ended September 30, 2009 and 2010 amounted to $30,000 and $2,000, respectively, and for the nine months ended September 30, 2009 and 2010 amounted to $90,000 and $24,000, respectively. The unamortized stock-based compensation expense from stock options is $3,000 as of September 30, 2010. 154,000 shares of stock options were granted in the nine months ended September 30, 2010 when it was determined that the purchase of stock by employees with a nonrecourse loan from us is effectively the same as granting a stock option — (as described in Note 11).

6.                                      Segment Information

Net revenue by geographic area is presented based upon the country of destination. No foreign country represented 10% or more of net revenue for three month and nine month periods ended September 30, 2009 and 2010. Net revenue by geographic area was as follows (unaudited):

(in thousands, except percentage data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2010		2009		2010
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$15,424	62.2%	$12,359	56.7%	$54,843	66.2%	$44,633	58.9%
International	9,362	37.8%	9,457	43.3%	28,064	33.8%	31,095	41.1%

Total	$24,786	100.0%	$21,816	100.0%	$82,907	100.0%	$75,728	100.0%

7.                                      Concentrations

Purchases from two vendors, including a related party discussed in Note 8, amounted to $7.8 million and $3.0 million representing 37.1% and 21.3% of the total purchases during the three months ended September 30, 2009 and 2010, respectively, and $17.2 million and $11.1 million representing 28.0% and 23.2% of the total purchases during the nine months ended September 30, 2009 and 2010, respectively. Outstanding accounts payable to the two vendors totaled $2.9 million and $3.0 million at December 31, 2009 and September 30, 2010, respectively. Loss of either of these vendors is not expected to have a significant negative impact on the financial position, results of operations and cash flows of the Company.

8.                                      Related Party Transaction

During the three months ended September 30, 2009 and 2010, we purchased approximately 9.3% and 12.8%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 7.3% of our outstanding common stock as of September 30, 2010. During the nine months ended September 30, 2009 and 2010, we purchased approximately 7.6% and 12.7%, respectively of our merchandise from LA Jewelers, Inc. The accounts payable balances due to LA Jewelers Inc. were $1.5 million and $2.6 million at December 31, 2009 and September 30, 2010, respectively.

LA Jewelers Inc. participates in our inventory co-op marketing program. For the three months ended September 30, 2009 and 2010, we earned approximately $265,000 and $242,000, respectively from LA Jewelers Inc. relating to co-op marketing contributions and $326,000 was unamortized as of September 30, 2010. For the nine months ended September 30, 2009 and 2010, we earned approximately $480,000 and $672,000, respectively. The amounts of co-op marketing contributions due from LA Jewelers Inc. were $178,000 and $389,000 as of December 31, 2009 and September 30, 2010, respectively.

In May, 2007 we entered into an understanding with LA Jewelers Inc. whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the three months ended September 30, 2009 and 2010, we recognized $20,000 and $4,000, respectively, under this agreement, and for the nine months ended September 30, 2009 and 2010, we recognized $192,000 and $102,000, respectively. As of December 31, 2009 and September 30, 2010, we have $4,000 outstanding under this gross profit margin guarantee.

During the three months ended September 30, 2009 and 2010, we recorded $641,000 and $944,000, respectively, and during the nine months ended September 30, 2009 and 2010, we recorded $1.3 million and $3.5 million, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was no accounts receivable due from this customer as of December 31, 2009 and September 30, 2010.

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

During the nine months ended September 30, 2010, the Company recorded prior period adjustments of $424,000 to beginning retained earnings and $390,000 to additional paid-in capital for changes to tax positions related to prior periods. Prior period income tax liabilities were adjusted for $814,000, and include applicable interest and penalties of $48,000 and $109,000, respectively. The prior period adjustment is not material to previously issued financial statements (as described in Note 11).

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

Management has evaluated the effect of the prior period expenses and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required.  However, if the adjustments to correct the cumulative errors had been recorded in the first quarter of 2010, we believe the impact would have been significant to the first quarter and would impact comparisons to prior periods.  In accordance with guidelines issued in SEC Staff Accounting Bulletin, we have recorded adjustments in the current year’s beginning retained earnings account to correct these immaterial prior period errors.  We have also revised in the current Form 10-Q filing, and plan to revise in future filings of our Form 10-Q and 10-K, the previously reported quarterly financial statements for 2009 in our Form 10-Q and annual financial statements for 2009 and 2008 in our Form 10-K for these immaterial amounts, and certain amounts from prior years have been reclassified to conform to the current year’s presentation.

The following table sets forth the cumulative effect on retained earnings of the error in stock option expenses in prior periods (unaudited):

(in thousands)

Beginning period retained earnings at January 1, 2010, as previously reported		$13,432

Less:	Correction of an error in stock option expense in 2007 (net of income tax of $0)	(66)
	Correction of an error in stock option expense in 2008 (net of income tax of $205)	(680)
	Correction of an error in stock option expense in 2009 (net of income tax of $219)	60
		(686)
Retained earnings at January 1, 2010, as revised		12,746
Net loss for the nine months ended September 30, 2010		(1,378)
Ending period retained earnings at September 30, 2010		$11,368

The following table sets forth the revised prior period balances reported in our comparative financial statements (unaudited):

(in thousands)	Previously reported	Adjustment	Revised
Balance sheet items at December 31, 2009:
Other current assets	$3,774	$(814)	$2,960
Total current assets	49,157	(814)	48,343
Total assets	51,419	(814)	50,605
Additional paid in capital	20,293	(436)	19,857
Employee share purchase receivable	(308)	308	—
Retained earnings	13,432	(686)	12,746
Total stockholders’ equity	33,439	(814)	32,625
Liabilities and stockholders’ equity	51,419	(814)	50,605

Statement of operations items for the three months ended September 30, 2009:
General and administrative	4,644	132	4,776
Total operating expenses	7,079	132	7,211
Income from operations	85	(132)	(47)
Income before income tax expense	67	(132)	(65)
Income tax expense	28	(35)	(7)
Net income	39	(97)	(58)

Statement of operations items for the nine months ended September 30, 2009:
General and administrative	14,252	(82)	14,170
Total operating expenses	21,793	(82)	21,711
Income from operations	3,792	82	3,874
Income before income tax expense	3,761	82	3,843
Income tax expense	1,588	113	1701
Net income	2,173	(31)	2,142

Statement of cash flow items for the nine months ended September 30, 2009:
Net income	2,173	(31)	2,142
Impairment in employees share purchase receivable	172	(172)	—
Stock based compensation	587	90	677
Accounts receivable	11	107	118
Other receivable	(587)	(107)	(694)
Other current assets	(758)	432	(326)
Accrued expenses	(421)	(319)	(740)

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

Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; watches, accessories and brand name merchandise. We believe we are one of the larger online retailers of jewelry based on revenue and the largest online jewelry auction site based on web traffic.

In addition to our auction site we have retail sites that offer similar items of merchandise as those listed for auction, as well as other designer products and consumer goods.  Buyz.com, our fixed price site for jewelry, provides us access to different types of consumers.  We plan to offer customers the ability to design their own jewelry including diamond earrings and rings in the near future.  Modnique.com, our online retail site for designer products and consumer goods, provides a private sale concept that only sells to invited members. We plan to negotiate favorable deals with designers and manufacturers, including purchasing inventory from recognizable brand names at deep discounts to attract customers that are fashion minded as well as cost conscious. Inventory is often sold that is held by our suppliers using a just in time ordering and/or drop ship model.

In line with our growth plans, we previously completed a major upgrade of our auction platform at the end of 2007. The new auction system supports a broad range of leading browser software including Microsoft Internet Explorer, FireFox and Safari. The new system includes high availability, faster end-user response time and greater scalability among the key features delivered in this release. We have leveraged this new software solution to launch additional site features and our new online retail store, Buyz.com. We launched the Spanish and Arabic versions of our website in 2008.

In 2009, we completed and deployed an implementation of Dynamics AX, a robust ERP solution from Microsoft. Dynamics AX replaced our proprietary in-house business management software in the areas of inventory management, order management, customer management, logistics, purchasing, warehouse management and fulfillment.

We sell to consumers looking for reliable bargains on jewelry, watches, accessories and brand name merchandise. Because we purchase and retain most of our inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We operate in a highly competitive market with low barriers to entry. By selling mainly our own merchandise, we provide a buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from third-party sellers. We also provide a 15-day return policy on all merchandise. We believe that many of our customers resell merchandise that they purchase from our auctions on eBay, at local auctions, and through other retail channels. Our auctions and fixed price sales are conducted 24 hours a day, seven days a week. We also offer 24-hour telephone customer support and online live-help as well e-mail customer support.

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

Revenue Recognition

We derive our revenue from four sources: merchandise sales, which include wholesale merchandise sales, shipping revenue, transaction fees revenue and other revenue. We recognize revenue from all four sources when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service has been rendered and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

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

We provide layaway sales to our retail customers which are payable in monthly installments. The amounts paid and yet to be shipped are recorded as deferred revenue.

In the Statements of Income (Operations) all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

We include transaction fees revenue in net revenue. The 3% auction transaction fees are applied to merchandise sales on the bidz.com site, including shipping and handling but not to wholesale merchandise sales. The fees do not apply to sales on buyz.com and modnique.com.

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

Outbound shipping costs on merchandise sales totaled $1.4 million and $1.3 million in the three months ended September 30, 2009 and 2010, respectively, and $4.6 million and $4.1 million in the nine months ended September 30, 2009 and 2010, respectively.

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

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. We account for the co-op marketing contributions that cannot be identified specifically to benefit the vendors as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three months ended September 30, 2009 and 2010, we have recognized $1.6 million and $1.6 million of co-op marketing contributions, respectively, and for the nine months ended September 30, 2009 and 2010, we have recognized $5.8 million and $5.3 million, respectively. Approximately $3.3 million remain unamortized and is included as an offset to inventory at September 30, 2010. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, if any, is included in other receivables and amounted to $1.7 million at September 30, 2010.

Gain (loss) on foreign currency exchange

A significant portion of our purchases are international purchases which exposes us to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our financial results are reported in U.S. dollars. As a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates, which may result in realized and unrealized gains or losses from exchange rate fluctuations.  We record a gain or loss on foreign currency exchange between the time we receive the inventory and when we make foreign currency payments to our international suppliers.  Transactions occurring during the period are translated at rates in effect at the time of the transaction, and adjustments are made at each period end to re-measure unsettled assets and liabilities denominated in foreign currencies at the period-end exchange rates.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(revised)		(revised)
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.9	25.7	30.9	25.0
Operating expenses:
General & administrative	19.3	22.8	17.1	20.9
Sales & marketing	9.0	6.8	8.4	5.9
Depreciation & amortization	0.8	0.7	0.7	0.7
Total operating expenses	29.1	30.3	26.2	27.5
Income (loss) from operations	(0.2)	(4.6)	4.7	(2.5)
Loss on disposal of property and equipment	—	(0.2)	—	(0.0)
Interest expense	(0.0)	—	(0.0)	(0.0)
Income tax benefit (expense)	0.0	2.0	(2.1)	0.7
Net income (loss)	(0.2)%	(2.8)%	2.6%	(1.8)%

Net Revenue

Substantially all of our net revenue consists of jewelry, accessories, and consumer products sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that are not online, shipping and handling, auction transaction fees and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Merchandise sales	86.0%	81.5%	85.4%	83.0%
Wholesale merchandise sales	3.7	4.9	1.9	6.0
Shipping & handling	7.1	10.4	9.4	7.7
Transaction fees	2.9	2.9	3.0	2.8
Other revenue	0.3	0.3	0.3	0.3

Total net revenue	100.0%	100.0%	100.0%	100.0%

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

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009 (Note 11)

Net loss in the three months ended September 30, 2010 was $(614,000), or $(0.03) per basic and diluted share compared to a net loss in the three months ended September 30, 2009 of $(58,000), or $(0.00) per basic and diluted share. Net loss increased by $556,000 in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to decreases in revenue and gross profit margin.

Net Revenue

Net revenue decreased 12.0% to $21.8 million in the three months ended September 30, 2010 from $24.8 million in the three months ended September 30, 2009. Wholesale merchandise sales were $1.1 million in the three months ended September 30, 2010 compared to $917,000 in the three months ended September 30, 2009.

The continuing economic weakness affected our revenue in the third quarter of 2010 compared to the third quarter of 2009. There was an overall decrease in online demand for our jewelry and other merchandise as discretionary spending by consumers remain weak. If the economy and consumer discretionary spending continue to be weak it will cause a negative effect on our revenue and profitability.

Gross Profit

Gross profit decreased 21.8% to $5.6 million in the three months ended September 30, 2010 from $7.2 million in the three months ended September 30, 2009. The decrease in gross profit resulted from the decrease in sales volume which declined by 12.0% for the three months ended September 30, 2010 compared to the prior year period and the decrease in gross profit margin to 25.7% in the three months ended September 30, 2010 from 28.9% in the prior year period. Gross profit margin in the three months ended September 30, 2010 was affected by weaker demand for our jewelry and other merchandise and lower gross profit margin from our wholesale merchandise sales.

General and Administrative Expenses

General and administrative expense increased 4.1% to $5.0 million in the three months ended September 30, 2010 from $4.8 million in three months ended September 30, 2009. The increase in general and administrative expenses was due to expenses to operate modnique.com. General and administrative expense as a percentage of net revenue increased to 22.8% in the three months ended September 30, 2010 from 19.3% in the three months ended September 30, 2009 as a result of higher general and administrative expense and deleveraging from lower revenue.

Sales & Marketing Expenses

Sales and marketing expense decreased 33.8% to $1.5 million in the three months ended September 30, 2010 from $2.2 million in the three months ended September 30, 2009. Sales and marketing expense as a percentage of net revenue decreased to 6.8% in the three months ended September 30, 2010 from 9.0% in the three months ended September 30, 2009. Sales and marketing expense was reduced to control our operating expenses and also as a result of lower revenue.

Income Tax Expense

We recorded an income tax benefit of $421,000 in the three months ended September 30, 2010 compared to an income tax benefit of $7,000 in the three months ended September 30, 2009, with effective tax rates of 40.7% and 10.8%, respectively. The tax benefit in the three months ended September 30, 2009 was affected by the tax effect of stock based compensation.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009 (Note 11)

Net loss in the nine months ended September 30, 2010 was $1.4 million, or $(0.06) per basic and diluted share compared to a net income in the nine months ended September 30, 2009 of $2.1 million or $0.09 per basic and diluted share, respectively. Net income decreased by $3.5 million in the nine months ended September 30, 2010 compared to the prior year period primarily due to decreases in revenue and gross profit margin.

Net Revenue

Net revenue decreased 8.7% to $75.7 million in the nine months ended September 30, 2010 from $82.9 million in the nine months ended September 30, 2009. Merchandise wholesale sales were $4.7 million in the nine months ended September 30, 2010 compared to $1.6 million in the nine months ended September 30, 2009.

The continuing economic weakness affected our revenue in the nine month period ended September, 2010 compared to the nine month period ended September 30, 2009. There was an overall decrease in online demand for our jewelry and other merchandise as discretionary spending by consumers remain weak. If the economy and consumer discretionary spending continue to be weak it will cause a negative effect on our revenue.

Gross Profit

Gross profit decreased 25.8% to $19.0 million in the nine months ended September 30, 2010 from $25.6 million in the nine months ended September 30, 2009. The decrease in gross profit resulted from the decrease in sales revenue which declined by 8.7% for the nine months ended September 30, 2010 compared to the prior year period  and the decrease in gross profit margin to 25.0% in the nine months ended September 30, 2010 from 30.9% in the prior year period. Gross profit margin in the nine months ended September 30, 2010 was affected by our free shipping promotion in the first half of 2010 and weaker demand for our jewelry and other merchandise.

General and Administrative Expenses

General and administrative expenses increased by 11.6% to $15.8 million in the nine months ended September 30, 2010 from $14.2 million in the nine months ended September 30, 2009. The increase in general and administrative expenses was due to expenses to operate modnique.com and higher overall administrative expenses. General and administrative expenses as a percentage of net revenue increased to 20.9% in the nine months ended September 30, 2010 from 17.1% in the nine months ended September 30, 2009 as a result of higher general and administrative expense and deleveraging from lower revenue.

Sales and Marketing Expenses

Sales and marketing expenses decreased 35.2 % to $4.5 million in the nine months ended September 30, 2010 from $7.0 million in the nine months ended September 30, 2009. Sales and marketing expenses as a percentage of net revenue decreased to 5.9% in the nine months ended September 30, 2010 from 8.4% in the nine months ended September 30, 2009. Sales and marketing expense was reduced to control our operating expenses and also as a result of lower revenue.

Income Tax Expense

We recorded an income tax benefit of $576,000 in the nine  months ended September 30, 2010 compared to an income tax expense of $1.7 million in the nine months ended September 30, 2009 and the effective tax rates were 29.5% and 44.3%, respectively. Income tax benefit in the nine months ended September 30, 2010 was adversely affected and lower than expected when we recorded a reversal in deferred tax benefit from restricted stock awards that vested in the period at a market value that was substantially lower than the grant date fair market value, since we had no APIC pool to offset this shortfall.

Additional Quarterly Data

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2009	2009	2009	2009	2010	2010	2010

Average gross order value	$181	$180	$187	$189	$190	$198	$190
Average orders per day	2,043	1,712	1,465	1,564	1,713	1,460	1,312
Average items sold per day	6,110	5,956	6,899	6,773	7,018	5,852	4,964
Acquisition costs per new buyer	$51	$55	$65	$48	$39	$39	$46
Number of new buyers	51,021	38,577	34,252	45,405	40,501	34,264	29,909

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

As of September 30, 2010, we had a working capital surplus of $26.6 million and no long-term debt obligations. Net cash provided by operating activities was $10.0 million in the nine months ended September 30, 2010 compared to net cash used of $380,000 in the nine months ended September 30, 2009. Cash in the nine months ended September 30, 2010 was primarily affected by changes in our net loss, inventories, other current assets and deferred revenue and in the nine months ended September 30, 2009 was primarily affected by changes in our net income, inventories and accounts payable. Our inventories and accounts payable generally increase or decrease in line with changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve sales and/or our gross profit margin.

We recorded net loss of $1.4 million in the nine months ended September 30, 2010 compared to a net income of $2.1 million in the nine months ended September 30, 2009. In the nine months ended September 30, 2010, inventories decreased by $8.8 million, other current assets decreased by $2.4 million and deferred revenue increased by $1.3 million, which resulted in a net increase in our cash position. In the nine months ended September 30, 2009, inventories increased by $6.0 million and accounts payable decreased by $4.0 million.

Net cash used in investing activities was $102,000 in the nine months ended September 30, 2010 compared to $404,000 in the nine months ended September 30, 2009. The expenditures related mainly to acquisition of office and computer equipment, and software.

In the nine months ended September 30, 2010, net cash of $5.6 million was used in financing activities when $2.9 million was used to repay our revolving credit line, $164,000 was used to retire common stock from net vesting of restricted shares to pay for payroll taxes, and $2.5 million was used to repurchase shares of our common stock. In the nine months ended September 30, 2009, net cash of $2.5 million was used in financing activities when $5.0 million was used to repurchase shares of our common stock and $2.5 million in proceeds came from the utilization of our revolving credit line.

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

Lease Obligations

The following table presents our contractual obligations at September 30, 2010, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property lease	$2,855	$1,542	$1,313	$—	$—
Equipment lease	112	52	60	—	—
	$2,967	$1,594	$1,373	$—	$—

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

Commitments

In September 2010, we executed a definitive ecommerce patent license agreement with NCR Corporation that commits us to six annual payments of $105,000 ending in September 2015.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. During the third quarter of 2010, we continue to have certain control deficiencies that represent material weaknesses identified during the fourth quarter 2009 as a result, primarily, of the conversion from our internally developed proprietary legacy operating system to a Microsoft Dynamics AX ERP system. The control deficiencies existing at September 30, 2010 related to: maintaining an effective control environment over Information Technology (IT) specifically in user security configurations, and security evaluations for the Microsoft AX ERP system. As a result of the foregoing, management concluded that our internal control over financial reporting as of September 30, 2010 has a material weakness in user security configurations.

To ensure that our financial statements were fairly stated in accordance with generally accepted accounting principles in the United States, we expanded procedures to be performed in order to prepare the financial statements as of September 30, 2010. These procedures included additional analyses and review of the inventory processes and related balances to fairly state inventory and the associated cost of goods sold in the three month and nine month periods ended September 30, 2010. Additionally, we performed multiple levels of review within the financial statement close process.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three month period ended September 30, 2010, that our certifying officers concluded could materially affect our internal control over financial reporting.

To address the material weaknesses described above, management has implemented a remediation program, which has been approved by our Audit Committee.  We implemented the remediation program in the fourth quarter of 2009 through September 30, 2010, and anticipate that we will continue implementation of the program in the 4th quarter of 2010.  We completed the following changes in internal control activities in the three months ended September 30, 2010 to remediate previously identified internal control weaknesses:

Management has developed a risk analysis and assessment to address the lack of a Company-wide risk assessment program related to the conversion process of our operating system to the Microsoft AX ERP system.

Management has completed remediation of its design and monitoring of change controls over our ERP and accounting systems.

Management has completed implementation of a timely termination process for user access to Microsoft AX ERP system for former employees.

Management has strengthened its control over proper review of new vendor set-up and changes to existing vendors.

Remediation of existing internal control weaknesses:

Management is in the process of remediation to ensure that we maintain an effective control environment over Information Technology (IT) specifically in user security configurations, and security evaluations for the Microsoft AX ERP system.  Management is implementing a vigorous user access review, including a conflicts remediation process, to address user security configurations, security evaluations deficiencies, and managing user access security controls for all financial systems, particularly focusing on the AX ERP system. Controls are being re-designed to ensure that access to certain financial applications are adequately restricted to only employees requiring access to complete their job functions.  Exceptions to these access requirements are in remediation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Cases dismissed:

In June 2010, the State Derivative Action of Bahram Akhavan vs Bidz.com, Inc., et al was dismissed. On February 26, 2010, the Superior Court of California granted the Company’s Motion to Dismiss the State Derivative Action with leave to amend. In response, on April 9, 2010, Mr. Akhavan, the plaintiff in the State Derivative Action, made a demand to inspect certain books and records of the Company, which the Company rejected on the grounds, among other reasons, that the request lacked a proper purpose under Delaware law. On May 5, 2010, Mr. Akhavan filed an action in the Delaware Court of Chancery to compel the Company to permit inspection of the requested documents. In June 2010, after the Company filed a Motion to Dismiss the Delaware action, Mr. Akhavan withdrew both the State Court Derivative Action, as well as the Delaware action, resulting in the dismissal of both cases.

In April 2010, the Federal Trade Commission (“FTC”) decided not to recommend enforcement action against us. In May 2009, the Company received a Civil Investigative Demand for information from the FTC relating to email marketing practices. We have been cooperating fully with the FTC regarding this matter, and on April 2, 2010, we received notice that the FTC has decided not to recommend enforcement action against us.

In February 2010, Marla Tidenberg vs Bidz.com, Inc., et al was dismissed. On or about September 29, 2008, the Company, David Zinberg and Marina Zinberg were named as defendants in a complaint filed in the United States District Court for the Central District of California (Marla Tidenberg v. Bidz.com, Inc., et al., cv08 05553 (PSG)).  On March 19, 2009, Tidenberg filed a Third Amended Complaint, which names only the Company as a defendant.  The lawsuit alleges, among other things, that we engaged in unfair business practices by misrepresenting the value of our merchandise and by “false” bidding. The complaint purports to represent a class of persons who purchased any merchandise from us. On January 7, 2010 the Court denied Marla Tidenberg’s Motion for Class Certification. On February 26, 2010, Marla Tidenberg accepted our offer to pay her Twenty Thousand Dollars in exchange for a dismissal of her case with prejudice.

Cases pending Motions to Dismiss:

In July, 2009, the Company and certain of its officers and its Board of Directors were named as defendants in a shareholder derivative lawsuit filed in the United States District Court for the Central District of California (Farris Hassan v. Bidz.com, Inc., et al., cv09-04984 (CBM) (C.D. Cal. (filed July 10, 2009) (the “Federal Derivative Action”)). The Federal Derivative Action alleges violations of law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code. An amended complaint also includes allegations relating to the Company’s co-op marketing contributions and minimum gross profit guarantees.

On April 27, 2010, the United States District Court granted the Company’s Motion to Dismiss the Federal Derivative Action with leave to amend. The plaintiff filed an amended complaint, and the Company filed another Motion to Dismiss on July 12, 2010. The Court took the Motion under submission, and we are awaiting the Court’s decision. We believe that the lawsuit is meritless, and, if our Motion to Dismiss is denied, we intend to defend the case vigorously.

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

On May 25, 2010, in a 30-page opinion, the Honorable Consuelo B. Marshall of the United States District Court granted the Company’s Motion to Dismiss the securities fraud complaint with leave to amend. On June 22, 2010, the plaintiff filed its amended complaint. On July 30, 2010, the Company filed a Motion to Dismiss the amended complaint and on September 8, 2010, the Plaintiff filed another amended complaint. On September 27, 2010 the Company filed another Motion to Dismiss the amended complaint, which was heard by the Court on November 1, 2010.  The Court took our Motion under submission, and we are awaiting the Court’s ruling. We believe that the lawsuit is meritless and, if the Court denies our Motion to Dismiss, we intend to defend the cases vigorously.

Other Cases and matters pending:

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

Our business has been and may continue to be significantly impacted by adverse worldwide economic conditions and the current uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

Global financial markets have been experiencing extreme disruptions in recent years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers to postpone spending, which may cause our customers to reduce purchases of jewelry. Demand for jewelry is a function of the health of the economies in the United States and around the world. Since the US economy and other economies around the world still face uncertain growth, the demand for jewelry has been and may continue to be adversely affected and therefore, demand for our jewelry products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic growth, worldwide, in the United States, in our industry, or in the jewelry market. These and other economic factors have had and may continue to have a material adverse effect on demand for our jewelry products and on our financial condition and operating results.

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

We have and plan to continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through September 30, 2010, we have repurchased 5.6 million shares for a total of approximately $21.0 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $12.5 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

In conducting its assessment, our management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, in our disclosure controls and internal control over financial reporting as of September 30, 2010.  We have implemented certain controls to remediate some of the material weaknesses, and are in the process of implementing additional controls, to remediate the remaining material weaknesses.  Management believes these material weaknesses were not fully remediated as of September 30, 2010 and through the date of this report. See discussion included in Item 4 “Controls and Procedures” above for additional information regarding our disclosure controls and internal control over financial reporting.

We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will not be identified in the future or that the identified material weaknesses will be remediated by the end of 2010.  Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to modify our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

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

On February 10, 2009 and October 27, 2009, the Securities and Exchange Commission (“SEC”) issued subpoenas to us to produce documents relating to the Company’s inventory reserve policies, vendor marketing contributions, as well as other matters. We intend to cooperate fully with the SEC’s formal investigation, and our management will devote the resources required to respond promptly and thoroughly to any request by the SEC for any additional information or documents. Although the investigation is ongoing and it is difficult to predict the time required by senior management to respond to it, we do not presently anticipate that the investigation will adversely affect management, our results of operations or our financial position. Until the investigation is concluded, however, it is difficult to assess its impact on us.

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

In the three months period ended September 30, 2009 and 2010, 37.8% and 43.3%, respectively, and in the nine month periods ended September 30, 2009 and 2010, 33.8% and 41.1%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top vendors based on the amount of purchases vary from quarter to quarter.  The top two suppliers accounted for approximately 37.1% and 21.3% of our total purchases in the three month period ended September 30, 2009 and 2010, respectively and in the nine month period ended September 30, 2009 and 2010, 28.0% and 23.2%, respectively, were purchased from our top two suppliers.

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

We currently compete with a number of other companies, and other competitors may appear in the future. Our competitors currently include various online auction services and retailers, including eBay, Blue Nile and Overstock. We also encounter competition from national jewelry retail chains, such as Zales, Kay Jewelers, and Finlay Fine Jewelry, and mass retailers and other enterprises, such as Wal-Mart, Target, J. C. Penney, Costco, QVC, and Home Shopping Network. Many of our competitors have greater brand recognition, longer operating histories, larger customer bases, and significantly greater financial, marketing, and other resources than we do. Smaller competitors may enter into strategic or commercial relationships with larger, more established, and better financed companies. Other competitors may enter into exclusive distribution agreements with our suppliers that deny us access to suppliers’ products. Competitors may also devote greater resources to marketing and promotional campaigns and to website and systems technology than we do. We may not be able to compete successfully against current and future competitors or address increased competitive pressures. Furthermore, attempts have been made in the past to develop and market synthetic stones and gems to compete in the market for gemstones and gemstone jewelry. We expect such efforts to continue in the future. If any such efforts are successful in creating widespread demand for synthetic or alternative gemstone products, demand and price levels for our products could decline and our business and results of operations would be substantially harmed.

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

In accordance with current industry practice and our interpretation of current law, we do not currently collect sales or other taxes with respect to shipments of goods into states other than California, New York, Rhode Island and North Carolina. However, additional states or foreign countries may seek to impose sales or other tax obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past and future sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers, and otherwise substantially harm our business, financial condition, and results of operations.

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

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter of the calendar year as a result of higher consumer spending during the December holiday season. Approximately 33.8%, 16.9% and 24.9% of our net revenue was generated during the fourth quarter of 2007, 2008 and 2009, respectively. The fourth quarter of 2008 and 2009 were exceptions. In the fourth quarter of 2008 we encountered a significant slowdown in sales resulting from the 2008 financial and economic crisis. The fourth quarter of 2009 was further affected by the migration of our proprietary enterprise operating system to an ERP system running on a customized Microsoft Dynamics AX as unexpected deficiencies in implementing the new system had a material adverse effect on our results operations. As we continue to recover and grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will occur in the fourth quarter. In anticipation of any increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher sales and marketing costs and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected sales during any future fourth quarter, it would have a disproportionately large impact on our results of operations for that year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in sales compared with expenses in a given period, which would substantially harm our business and results of operations.

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

Several states have proposed, and several states such as California, Minnesota, Utah, and Vermont have recently passed, legislation that would limit the uses of personal user information gathered online or offline. Many states already have such laws and continually consider strengthening them, especially against online services. However, the Fair Credit Reporting Act, or FCRA, a federal statute enacted in 1970 to protect consumer privacy, includes a provision preempting conflicting state laws on the sharing of information between corporate affiliates. The preemptive provisions of FCRA were permanently extended in 2002, thereby ensuring that we are not subject to the laws of each individual state with respect to matters within the scope of FCRA, but remain subject to the other provisions of FCRA.

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

As of September 30, 2010, our founder, executive officers, and directors together owned approximately 40.6% of our common stock, and Marina Zinberg, who is the sister of David Zinberg, our Chairman and Chief Executive Officer, owned an additional 20.9% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2. UNREGISTERED SALES AND PURCHASES OF EQUITY SECURITIES

No stock awards or stock options were granted during the three months ended September 30, 2010.

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended September 30, 2010:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2010	Purchased	Share	Program	Program (1)
July 1 – July 31	2,180,952	$1.05	5,559,930	$12,670,981
August 1 – August 31	30,163	1.53	5,590,093	$12,624,735
September 1 – September 30	48,157	$1.61	5,638,250	$12,547,274
Total	2,259,272

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

Dated: November 8, 2010