Form 10-K
period 2010-12-31
Bidz.com, Inc.
filed 2011-03-11
CIK 1324105

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0063
Washington, D.C. 20549	Expires: December 31, 2012
FORM 10-K	Estimated average burden hours per response: 2,101.00

(Mark One)

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

        The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the price of the common stock as of June 30, 2010 was approximately $17.5 million. For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for others purposes.

The number of shares outstanding of the registrant’s common stock was 19,379,177 as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

BIDZ.COM, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Part I

Item 1.           Business

Overview

We are a leading online retailer of jewelry, featuring a live auction format on bidz.com. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout jewelry, watches, accessories and brand name merchandise, and rapidly respond to changing consumer demands for our merchandise. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. In 2009, we started offering auctions with a minimum opening bid that is higher than $1. The majority of our auctions are short-term, often lasting several hours, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; watches, accessories and brand name merchandise. We believe we are one of the larger online retailers of jewelry based on revenue and web traffic.

The following aspects of our innovative auction model differentiate us from other auction websites:

•                  $1 minimum bid format for many auctions,

•                  interactive auctions with 15-second time extensions for all auctions each time a bid is received within 15 seconds of termination of the auction, and

•                  short term auctions, often lasting several hours, providing our customers immediate gratification to encourage frequent visits and active viewing of our website.

In addition to our auction site (www.bidz.com) we have a fixed pricing format (www.buyz.com) that offers similar items of merchandise as those listed for auction.  This online store provides us access to different types of consumers, and in 2010 we offer customers the ability to design their own rings.

Modnique.com, our online retail site for designer products and consumer goods, provides a sale event concept. We negotiate favorable deals with designers and manufacturers, including purchasing inventory from recognizable brand names at deep discounts to attract customers that are fashion minded as well as cost conscious. Inventory is often sold that is held by our suppliers using a just in time ordering and/or drop ship model.

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

We sell to consumers looking for reliable bargains on jewelry, watches, accessories and brand name merchandise. Because we purchase and retain all of our inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We operate in a highly competitive market with low barriers to entry. By selling our own merchandise, we provide a buying environment in which we minimize the fraudulent activity and questionable product quality that are frequently associated with purchases from third-party sellers. We also provide a 15-day return policy on all merchandise, some of which may be subject to a restocking fee. We believe that many of our customers resell merchandise that they purchase from our auctions on eBay and through other retail channels. Our auctions and fixed price sales are conducted 24 hours a day, seven days a week. We also offer 24-hour customer support via telephone, email and online live-help.

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

We purchase inventory directly from manufacturers and liquidators. We also closely monitor our sales trends to assess consumer demand for certain product styles and categories and purchase such non-closeout inventory directly from manufacturers. We have eliminated various inefficiencies and mark-ups associated with traditional intermediaries in the jewelry and other product markets. Our sourcing model provides a critical alternative liquidation channel for manufacturers, for which disposal of closeout inventory may represent a significant challenge. We have the flexibility to purchase a variety of lot sizes, and our centralized warehouse and fulfillment center enables our suppliers to ship their products to a single location, easing the burden on their infrastructure. We have developed a database of product descriptions and pictures that enables us to rapidly post inventory for sale. In addition, we closely monitor sales and gross margin trends of our products on a daily basis, allowing us to carefully select additional products for purchase and adjust supplier pricing as necessary.

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

Our Value Proposition

Value to Buyers

Through online auctions and the fixed price online store on our websites, we believe that we offer value to a broad range of customers by providing the following:

Bargain prices.     The price of all our products on our online auctions is dictated by the buyer alone based on that buyer’s valuation of the product. Regardless of the closing price, once an auction is closed for those auctions without a reserve price, the final bidder will receive the product. Our products that are sold at fixed price are offered at substantial discount to retail. Therefore, many items offered on our website are sold at a substantial discount to the prices in traditional retail channels, such as at jewelry and other retail stores located in shopping malls.

Entertaining auction format.     We offer our customers the excitement of winning an item that may not be available in the future. We offer short-term, live auctions, many lasting several hours, providing our customers an alternative to the traditional, longer auction format. We believe the shorter time frame of our auctions encourages repeat visits and active viewing of our website.

Broad product selection.     We offer a broad selection of jewelry, including rings, necklaces, earrings, bracelets and jewelry sets, and watches, accessories and brand name merchandise. Our selection includes gold and silver jewelry, as well as jewelry with precious and semi-precious stones.

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

Positive shopping experience.     Our easy-to-navigate website provides our customers with clear and detailed information about our products, including multiple photographs of many items. Customers can purchase our products 24 hours a day, seven days a week. Buyers are provided a two-day payment grace period on all products purchased.

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

Growth Strategy

Our objective is to become the leading online retailer of jewelry, watches, accessories and brand name merchandise. We intend to achieve this objective through the following strategies:

Expanding our customer base by maintaining and expanding our relationships with third-party search engines, affiliate partners, shopping comparison sites, Internet portals, and websites and by increasing our online advertising expenditures within these channels;

Enhancing sourcing relationships by expanding the number of suppliers from which we purchase regular and closeout inventory, thereby assuring consistent availability of a wide variety of designs and styles of jewelry, watches, accessories and brand name merchandise, and purchasing for cash from suppliers that do not extend credit terms and to obtain better supplier pricing;

Increasing the breadth and depth of our product offerings by increasing available inventory within specific merchandise categories, allowing us to make more variety available and enabling us to list more auction items on a daily basis;

Continuing to build market share for our sale event site,modnique.com by increasing the product offering of brand name merchandise at substantial discount; and

Focusing on new international markets by expanding into and creating a strong presence in a number of English-speaking countries, including the Canada, Australia, United Kingdom, Ireland, and New Zealand, along with the foreign language versions of our website: Spanish and Arabic.

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

Our marketing and advertising efforts consist primarily of the following initiatives:

Search marketing:     We purchase search engine advertising primarily at an auction based price, which is paid each time a potential customer clicks on one of our advertisements. We currently maintain advertising relationships with, among others, Google (US, Australia, Canada, European Union, South East Asia, Mid East and South America), Yahoo (US, and Australia), and Bing for search engine advertising.

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

Sourcing Strategy

We purchase closeout inventory directly from manufacturers, distributors and liquidators. We also closely monitor our sales trends to assess consumer demand for certain merchandise and categories and purchase regular merchandise inventory directly from manufacturers. We have eliminated various inefficiencies and mark-ups associated with traditional intermediaries in the jewelry, watches, accessories and brand name market. Our sourcing model provides a critical alternative liquidation channel for manufacturers, for which disposal of closeout inventory represents a significant challenge. We have the flexibility to purchase a variety of lot sizes, and our centralized warehouse and fulfillment center enables our suppliers to ship their products to a single location, easing the burden on their infrastructure and allows us to reduce cost. We have developed a database of product descriptions and pictures that enables us rapidly to post inventory for sale. In addition, we closely monitor sales and gross margin trends of our products on a daily basis, allowing us to select carefully additional products for purchase and adjust supplier pricing as necessary.

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

We also purchase, from time to time, loose diamonds and semi-precious stones and send them to manufacturers to produce into finished jewelry inventory. On a selective and limited basis, we take consignment inventory from our vendors to sell on our website. Since we only make payment for the inventory when payment is made by our customers this arrangement is beneficial to our cash flow. Sales of such merchandise remain small as our main focus is on closeout inventory.

Merchandising Strategy

We seek to maintain profitability while providing variety and value to our customers by carefully selecting the types of products we post on our website at any given time, the duration of the auction for each item, and the frequency with which we re-post comparable items after sales. We actively monitor our auctions and sales so that we are able to adjust continually the makeup and quantity of goods on our website at any given time. Since bids on a large portion of our merchandise start at $1, losses are incurred on approximately 20% to 30% of the items sold during the year. The risks associated with a $1 minimum bid auction are mitigated by profits generated from items sold at a gain and auctions that are sold with reserve prices, which resulted in an overall 24.9% gross profit margin in 2010.

We post more expensive items with longer auction durations, typically running for two to three days, allowing customers to peruse the piece and make thoughtful decisions. Less expensive items are selected for shorter auctions, typically running for several hours, creating more excitement for the product and providing the customer with more immediate gratification. Items purchased in bulk are slotted for posting sequentially so that all items simultaneously posted on our website are unique.

Technology Operations

Our system is divided into two main components: our website front-end and our back-office system. Our website is internally developed and handles all aspects of the auction process, including notifying users via e-mail of auction status.  Our back-office business management system is Microsoft Dynamics AX. This system maintains records for our registered users, sales invoicing and cash receipts, auction transactions, inventory control, and historical transaction data.

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

We are currently planning to develop a second co-location in a different geographic region to provide greater load balancing and disaster recovery. We utilize the firewall protection and the services of Security Metrics, which provides regular scanning of our systems for security vulnerabilities. We are PCI DSS compliant and use a 3rd party, HostedPCI Inc., to maintain credit card (PAN) security.

At December 31, 2010, we had a technology and development staff of 22. We have structured the technology and development functions into two distinct departments: software development and production support. We anticipate that we will continue to devote significant resources to product development and product management in the future as we add new features and functionality.

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

At December 31, 2010, we had a customer service and billing staff of 22 and the support of an outsourced international customer service center. We utilize automated online live-help, e-mail and phone systems to route traffic to our customer service and billing support representatives to provide personalized assistance. The customer service center operates seven days a week and 24 hours a day for telephone support, online live-help and e-mail support. We outsource substantially all of our online telephone, live-help and e-mail support.

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

Our goal is to fulfill purchase orders on a timely, secure, and accurate basis. We inspect and track each product at all stages of the receiving and order fulfillment process. Following payment, the merchandise is processed for shipment. Customer orders are typically delivered within seven business days, depending on the shipping method. Many purchases are delivered with signature or delivery confirmation. We ship all products via nationally recognized carriers, such as Federal Express.

We have a 15-day return policy for our online customers on all of our merchandise with a money-back guarantee if the product is not as described on our website. Cash refund for items that are returned and are as described are subject to a 15% restocking fee, but full refund may be granted on store credit. Our facility has security controls with restricted access and has been designed for the prompt receipt, storage, and shipment of our products. In addition, we have security guards on duty 24 hours a day, seven days a week to patrol the premises. Security is complemented by video and alarm surveillance.

Seasonality

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday shopping season. Approximately 16.9%, 24.9% and 27.7% of our net revenue was generated during the fourth quarter of 2008, 2009 and 2010, respectively. The fourth quarters of 2008 and 2009 were exceptions as we encountered a significant slowdown in sales resulting from the 2008 financial and economic crisis that curtailed discretionary spending. As the economy recovers, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will be in the fourth quarter, as shown by the 27.7% of net revenue in 2010 that was recorded in the fourth quarter.

Competition

The online jewelry, watches, accessories and brand name merchandise auction market is rapidly evolving, and intensely competitive with relatively low barriers to entry, as new competitors can launch websites at relatively low cost. We believe that competition in the online retail market is based predominantly on the following:

•              Price,

•              Product quality and selection,

•              Vendor reliability,

•              Shopping convenience,

•              Customer service, and

•              Brand recognition.

We currently compete with a variety of online auction sellers, such as eBay and uBid; online liquidation companies, such as Overstock; and online jewelry retailers, such as Blue Nile. We also compete with traditional offline jewelry retail chains, such as Zales, and Kay Jewelers, as well as with department and discount and other stores that sell at wholesale prices, such as Wal-Mart, Target, J. C. Penney, and Costco, as well as with QVC and Home Shopping Network. We compete primarily on the basis of our prices, the selection of merchandise, and our website functionality and ease-of-use. The negative factors relating to our competitive position relate primarily to the relative size and name recognition of our competitors.

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

Intellectual Property

We regard our domain names and similar intellectual property as critical to our success and hold registered trademarks for “Bidz.com” and the Bidz Logo. We also rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates, and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. We currently do not hold any patents pertaining to intellectual property surrounding the technology and business processes utilized by Bidz.com. In addition, others may independently develop substantially similar intellectual property. Although we may pursue the registration of our additional trademarks and patents in the United States, effective trademark and patent protection may not be available or may not be sought by us in every country in which our products are made available online.

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

Moreover, there is currently great uncertainty in many states on how existing laws of property ownership, sales and other taxes, and libel and personal privacy, etc. apply to the Internet and commercial online retailers. Although these issues may take years to resolve, various tax authorities in a number of states, as well as a Congressional advisory commission, have already proposed or passed new state tax regulations which subjected us to additional state sales tax collection or payment responsibilities.  We anticipate that more states will follow, and that other legislation or regulation from jurisdictions whose laws do not currently apply to our business may arise and result in significantly more taxes on our business. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with the new requirements.

Numerous states and foreign jurisdictions, including California, where our headquarters is located, have regulations regarding how auctions may be conducted and the liability of auctioneers in conducting such auctions. No final legal determination has been made on whether the California regulations apply to the Internet and commercial online retailers such as us, and little precedent exists in this area. Several states and some foreign jurisdictions have attempted, and may attempt in the future, to impose such regulations on our business. Regulatory and licensure claims could result in costly litigation or could require us to change our manner of doing business in ways that increase our costs or reduce our revenue or force us to prohibit listings of certain items for some locations. We could also be subject to fines or other penalties. Any of these outcomes could harm our business.

California applies the burden of security risks to personal data to those owning and operating the host computer systems and networks, under a mandatory disclosure law (SB 1386) which recently was amended to include employee Health information.  Companies holding computerized personal information of California residents are required to take steps either to encrypt this personal information or adopt, as part of an information security policy, notice and disclosure procedures for any computer security breaches, whether or not the breach occurs in California. If we were found to be noncompliant we could be subject to civil suits, including class actions, for damages and injunctive remedies in California courts.

California has also recently passed a new law (SB 657) to address the reporting of human trafficking, and this law applies to large volume (over $100 million) retailers doing business in California specifically.  The full extent of the impact of this law is still unclear, but added policies and procedures at a minimum are required to be in place.  More extensive investigations for suppliers may incur unknown additional costs.  Compliance by retailers is required by Jan 1, 2012.

Employees

At December 31, 2010, we had 177 full-time and no part-time employees. We may utilize part-time employees, temporary employees, and independent contractors to respond to fluctuations in our business. None of our employees are covered by a collective bargaining agreement with us, and we consider our relations with our employees to be good.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, LLC. The transfer agent’s address is 6201 15th Avenue, Brooklyn, New York 11219 and its telephone number is (718) 921-8124.

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

Financial and other information can also be accessed on the shareholders’ information section of the Company’s website at www.bidz.com. The Company makes available copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  You may obtain copies of financial and other information by calling (310) 280-7333 or by sending a request to Bidz.com, Inc.’s Investor Relations Department, 3562 Eastham Drive, Culver City, California 90232.  Also posted on our website are the Company’s Corporate

Governance Principles, the charters of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.

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

Growth of our business may depend on our ability to successfully introduce and expand new product offerings, including those on modnique.com

Our ability to significantly increase our net sales and maintain and increase our profitability may depend on our ability to successfully introduce and expand new product lines beyond our current offerings. In February 2010, we launched modnique.com, a division that will be focused on online retailing of designer products, entertainment tickets, travel, and other consumer goods through a sale event concept. If we offer a new website such as modnique.com that is not accepted by consumers, the Bidz.com brand and reputation could be adversely affected, our net sales may fall short of expectations and we may incur substantial expenses that are not offset by increased net sales. Introduction and expansion of new product lines may also strain our management and operational resources.

Our business may be impacted by our ability to obtain debt financing for our operations and the unavailability of funding could adversely affect our business.

As a result of current economic uncertainties, including with respect to global capital and credit markets and overall economic growth, we may find it more difficult or expensive to secure additional capital or credit to pursue actions we would consider beneficial to us or our shareholders. We have terminated, on April 2, 2010, a revolving line of credit with Bank of America. If we are unable to obtain alternative financing from another lender or lenders in the future, on terms that are acceptable to us, our business, ability to continue operations and financial condition could be adversely impacted.

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

Trading in our common stock may experience significant price and volume fluctuations and adversely affect the trading price of our common stock. Following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources. See Item 3, Legal Proceedings, below.

Repurchases of our common stock may not prove to be the best use of our cash resources.

We have and plan to continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through December 31, 2010, we have repurchased 5.8 million shares for a total of approximately $21.2 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $12.3 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

We have been and may continue to become the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies following periods of volatility in the market price of their securities, such as we experienced at the end of 2007. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. See Item 3, Legal Proceedings, below.

We may be at risk to accurately report financial results or detect fraud if we fail to maintain an effective system of internal controls.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report that contains an assessment by management on the company’s internal control over financial reporting in their annual reports on Form 10-K. While we are consistently working on improvements and conducting rigorous reviews of our internal controls over financial reporting, our independent auditors may interpret Section 404 requirements and apply related rules and regulations differently. If our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to accept management’s assessment. We were not required to have our independent auditors provide an attestation report on our internal control over financial reporting as of December 31, 2010, as we were not an “accelerated filer” as of December 31, 2010. Additionally, if we are not able to meet all the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.

In conducting its assessment, our management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, in our disclosure controls and internal control over financial reporting as of December 31, 2009.  We have implemented controls to remediate those material weaknesses during the year ended December 31, 2010 and management concluded that these material weaknesses were fully remediated as of December 31, 2010 and through the date of this report. See discussion included in Item 9A “Controls and Procedures” below for additional information regarding our disclosure controls and internal control over financial reporting.

We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will not be identified in the future.  Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to modify our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

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

On February 10, 2009 and October 27, 2009, the Securities and Exchange Commission (“SEC”) issued subpoenas to us to produce documents relating to the Company’s inventory reserve policies, vendor marketing contributions, as well as other matters. We intend to cooperate fully with the SEC’s formal investigation, and our management will devote the resources required to respond promptly and thoroughly to any additional information or documents requests by the SEC. Although the investigation is ongoing and it is difficult to predict the time required by senior management to respond to it, we do not presently anticipate that the investigation will adversely affect management, our results of operations or our financial position. Until the investigation is concluded, however, it is difficult to assess its impact on us.

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

The acquisition of new customers is a key factor in increasing demand for our jewelry products and increasing our revenue. We currently attract new customers by driving traffic to our website using a marketing and advertising strategy that includes targeted keyword searches, online banner advertising, targeted e-mail advertising, participation in affiliate programs, and our refer a friend program. We do not maintain long-term contracts or arrangements with any companies, including any search engines, Internet portals, or other websites, and we may not successfully enter into additional relationships or maintain existing ones. In addition, traffic to our website could decline if our online marketing programs become less effective or the traffic decreases to the search engines, Internet portals, and websites with which we advertise. Our business could be materially and adversely affected if any substantial number of companies on which we advertise experience financial or operational difficulties or experience other corporate developments that adversely affect their performance. A failure to maintain or expand existing online advertising relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or limit the growth of our business.

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

In 2008, 2009 and 2010, 23.9%, 31.7% and 40.9%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top vendors based on the amount of purchases vary from quarter to quarter.  The top two suppliers accounted for approximately 14.6%, 27.7% and 21.4% of our total purchases in 2008, 2009, and 2010, respectively.

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

We currently compete with a number of other companies, and other competitors may appear in the future. Our competitors currently include various online auction services and retailers, including eBay, Blue Nile and Overstock. We also encounter competition from national jewelry retail chains, such as Zales, and Kay Jewelers, and mass retailers and other enterprises, such as Wal-Mart, Target, J. C. Penney, Costco, QVC, and Home Shopping Network. Many of our competitors have greater brand recognition, longer operating histories, larger customer bases, and significantly greater financial, marketing, and other resources than we do. Smaller competitors may enter into strategic or commercial relationships with larger, more established, and better financed companies. Other competitors may enter into exclusive distribution agreements with our suppliers that deny us access to suppliers’ products. Competitors may also devote greater resources to marketing and promotional campaigns and to website and systems technology than we do. We may not be able to compete successfully against current and future competitors or address increased competitive pressures. Furthermore, attempts have been made in the past to develop and market synthetic stones and gems to compete in the market for gemstones and gemstone jewelry. We expect such efforts to continue in the future. If any such efforts are successful in creating widespread demand for synthetic or alternative gemstone products, demand and price levels for our products could decline and our business and results of operations would be substantially harmed.

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

In accordance with current regulatory requirements and our interpretation of current law, we currently collect sales or other taxes with respect to shipments of goods into several states including California, New York, Rhode Island and North Carolina. However, additional states or foreign countries may seek to impose sales or other tax obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past and future sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers, and otherwise substantially harm our business, financial condition, and results of operations.

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

The jewelry industry is affected by fluctuations in the prices of precious metals and precious and semi-precious stones. The availability and prices of gold, silver, platinum, and other precious metals and precious and semi-precious stones may be influenced by such factors as cartels, political instability in exporting countries, changes in global demand, and inflation. Shortages of these materials due to increase in demand or prices could reduce the quantity of products we have available for sale and our ability to sell our products for more than our cost, causing reduced sales or lower margins compared to our historical and expected sales and margins.

The satisfactory availability, performance, and reliability of our website, network infrastructure, and transaction processing systems are critical to our ability to attract, retain, and service customers.

Any problems with the availability, performance, or reliability of our website, network infrastructure, or transaction processing systems could result in decreased customer traffic, reduced orders, reduced order fulfillment performance, and lower net revenue as well as negative publicity and damage to our reputation. In order to remain competitive, we must continually seek to improve and expand the functionality and features of our website, network infrastructure, transaction processing systems, and delivery and shipping functions to accommodate any substantial increase in the volume of traffic to and orders from our website. We may not be successful in these efforts, and we may not be able to project accurately the rate or timing of increases, if any, in the use of or sales from our website, or timely expand or upgrade our website, infrastructure, or systems to accommodate any such increases. Additionally, we may not be able to remedy any availability, performance, or reliability problems in a timely manner, or at all, because we depend in part on third parties for such availability, performance, and reliability. Our website and back-office servers are located at a third-party co-location facility operated by Savvis Inc. in El Segundo, CA which is vulnerable to fire, earthquakes, and similar events.

Our business and results of operations would be harmed in the event of any failure of our auction and bidding systems hardware, which is located at a single third-party co-location facility, or any failure of our fulfillment and administrative hardware.

Our business depends in part on the efficient and uninterrupted operation of our computer and communications hardware. The servers and other hardware necessary to operate our website, including our auction and bidding systems, are located at a single third-party co-location facility in El Segundo, CA. We rely on that facility to provide Internet access with the speed, capacity, and reliability required to meet our customer traffic. Our servers and other hardware that run office administration tasks are located at our headquarters. Our servers and other hardware are vulnerable to damage or interruption from human error, fire, flood, significant power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes, and similar events. We do not currently have fully redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for any losses that may occur. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders, or the unauthorized disclosure of confidential customer data. System disruptions or failures would also create a large number of customer questions and complaints that need to be addressed by our customer service support personnel. The occurrence of any of the foregoing risks could substantially harm our business, reputation, and results of operations.

Our failure to protect confidential information of our customers and our network against security breaches could damage our reputation and substantially harm our business and results of operations.

A significant risk to online commerce and communications is the secure transmission of confidential information over public networks. Third parties may have the technology or expertise to breach our security measures, placing private customer transaction data at risk. Our security measures may not prevent all security breaches which could result in substantial harm to our business and results of operations and damage to our reputation. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain cardholder signatures. We rely on encryption and authentication technology licensed and managed by third parties to effect secure transmission of confidential information, including credit card numbers. We do not currently carry insurance against this risk. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology we use to protect customer transaction data. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations.

In addition, the Payment Card Industry (PCI) imposes strict customer credit card data security standards that require us to provide quarterly self assessments to ensure that our customer credit card information is protected. Failure to meet the PCI data security standards could result in substantial fines and/or loss of the right to collect credit card payments. The loss of credit card activity would materially impact operations.

We are vulnerable to fraudulent activities on our website, including unauthorized use of customer information and identity theft by third parties.

Our network security measures to prevent third parties from penetrating our network and improperly accessing our customers’ personal information or credit card information may not be successful. Although we have not experienced any theft of our customers’ credit card information to date, as new discoveries in the field of cryptography and advances in computer capabilities occur, our security measures may not effectively prevent others from obtaining improper access to our customer information. In addition, third parties may target our customers directly with fraudulent identity theft schemes designed to appear as legitimate e-mails from us. In March 2006, one such third party attempted to solicit customer information through a tactic, commonly known as “phishing,” whereby an e-mail purporting to be from us solicited customer information from recipients of the e-mail. Any such security breach or fraud perpetrated on our customers could expose us to increased costs and could harm our business, reputation, and results of operations.

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

Our inventory is stored at our warehouse/office facilities in Culver City and Marina Del Rey, California. Consequently, our merchandise supply is vulnerable to fire, flood, earthquakes, and similar events that may impact our facility. Any damage to or loss of all or a significant portion of our inventory could cause significant delays in shipment of goods to our customers, resulting in negative publicity about and diminished customer confidence in our website. In addition, we may experience theft of our products while they are being held in inventory or during the course of their shipment to our customers by third-party carriers. We have implemented security measures to prevent such theft and maintain insurance to cover losses resulting from theft. Nevertheless, we could incur significant losses from theft, which would substantially harm our business and results of operations, if our security measures fail, losses exceed our insurance coverage, or we are not able to maintain insurance at a reasonable cost.

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

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter of the calendar year as a result of higher consumer spending during the December holiday season. Approximately 16.9%, 24.9% and 27.7% of our net revenue was generated during the fourth quarter of 2008, 2009 and 2010, respectively. The fourth quarter of 2008 and 2009 were exceptions as we encountered a significant slowdown in sales resulting from the 2008 financial and economic crisis. The fourth quarter of 2009 was further affected by the migration of our proprietary enterprise operating system to an ERP system running on a customized Microsoft Dynamics AX as unexpected deficiencies in implementing the new system had a material adverse effect on our results operations. As we continue to recover and grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will occur in the fourth quarter. In anticipation of any increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher sales and marketing costs and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected sales during any future fourth quarter, it would have a disproportionately large impact on our results of operations for that year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in sales compared with expenses in a given period, which would substantially harm our business and results of operations.

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

Descriptions of our merchandise are not guarantees and may confuse, mislead, or disappoint our customers.

Our jewelry, watch, accessories, and brand name merchandise descriptions are provided by our full-time Gemological Institute of America, or GIA, trained gemologists and other experienced product specialists. We also provide appraisal summaries from third-party gemological laboratories for some of our jewelry items. Nevertheless, there is a subjective component involved with respect to assessing the clarity, color, and carat characteristics of diamonds and other gemstones. In addition, mistakes or omissions of important information in our descriptions may occur. Even if our descriptions are accurate, buying a product online may lead to disappointment resulting in returned merchandise. For example, a customer may determine that a piece does not have the expected look, feel, and overall appearance of the merchandise that the buyer envisioned from the website photograph.

Additionally, in response to customer requests and as a courtesy to resellers, we provide “Compare,” and/or “Retail” prices for merchandise listed on our website. Compare prices are not meant to reflect fair market values or manufacturer suggested retail prices, and in fact, may be higher than prices found in local retail stores. As a consequence, perceived misrepresentations in item descriptions by disappointed buyers may occur, resulting in negative publicity about and diminished customer confidence in our website.

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

Third parties may in the future assert that we have infringed on their intellectual property rights as we self-develop our auction platform and other operating systems.  We have a larger exposure to being accused of intellectual property rights infringements than if we had purchased our technology off the shelf. We also may be at risk for selling items that infringe on other third party trade dress rights, copyright, or patent rights that may cause the offended party to bring an action against us. In either event of alleged infringement, we would face substantial litigation cost to defend ourselves and utilization of our management and personnel resources.

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

We are subject to increasing regulation at the federal, state, and international levels relating to privacy and the use of personal user information designed to protect the privacy of personally identifiable information as well as to protect against its misuse. These laws include the Federal Trade Commission Act, the CAN-SPAM Act of 2003, FCC regulations, the Children’s Online Privacy Protection Act, CA SB 1389, HIPAA, the Fair Credit Reporting Act, the Homeland Security Act, and related regulations. In May 2009, we received a Civil Investigation Demand for Information from the Federal Trade Commissioner (“FTC”) relating to email marketing practices. We have been cooperating fully with the FTC regarding this matter, and in a notice dated April 2, 2010, FTC has decided not to recommend enforcement action against us. Several states have proposed legislation that would limit the use of personal information gathered online or require online services to establish privacy policies. Moreover, proposed legislation in the United States and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policy, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct, and delete personal information stored by companies. These regulations and other laws, rules, and regulations enacted in the future may adversely affect our ability to collect, disseminate, or share demographic and personal information about users and our ability to e-mail or telephone users, which could be costly and adversely affect our marketing efforts.

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

The Federal Trade Commission also has settled several proceedings against companies regarding the manner in which personal information is collected from users and provided to third parties. As noted above, we have cooperated with the FTC in an investigation relating to email marketing and received no enforcement action against us. Specific statutes intended to protect user privacy have been passed in many foreign jurisdictions. Compliance with these laws, given the tight integration of our systems across different countries and the need to move data to facilitate transactions among our users, such as payment companies and shipping companies, is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty on the use of the Internet. This could reduce demand for our products, increase the cost of our doing business, expose us to litigation costs, increase our service or delivery costs, or otherwise harm our business.

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

Our founder, executive officers, and directors together beneficially own approximately 39.4% of our common stock as of December 31, 2010. Marina Zinberg, who is the sister of David Zinberg, our Chief Executive Officer, owns an additional 20.8% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 1B.      Unresolved Staff Comments

Not applicable.

Item 2.       Properties.

We lease a 50,000 square foot facility in Culver City, California, which serves as our corporate headquarters and houses our sales, marketing, research and development, customer service, fulfillment, and warehouse operations. In March 2009, we extended the lease on our 50,000 square-foot facility by 32 months which will  expire in June 2012. In August 2007, we leased a separate 12,000 square-foot warehouse in Culver City, California  which will expire in August 2012. In November 2009, we leased a 26,000 square-foot office and warehouse space in Marina Del Rey, California which will expire in October 2012.

Item 3.       Legal Proceedings

Cases dismissed:

In July 2009, the Company and certain of its officers and its Board of Directors were named as defendants in a shareholder derivative lawsuits filed in the United States District Court for the Central District of California (Farris Hassan v. Bidz.com, Inc., et al., cv09-04984 (CBM) (C.D. Cal. (filed July 10, 2009) (the “Federal Derivative Action”)) and in the Superior Court of California, County of Los Angeles (Bahram Akhavan v. Bidz.com, Inc., et al. BC 414198 (filed May 20, 2009) (the “State Derivative Action”). The Federal Derivative Action alleges violations of law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code. An amended complaint also includes allegations relating to the Company’s co-op marketing contributions and minimum gross profit guarantees. On April 27, 2010, the United States District Court granted the Company’s Motion to Dismiss the Federal Derivative Action with leave to amend. The plaintiff filed an amended complaint, and the Company filed another Motion to Dismiss on July 12, 2010. The Court took the Motion under submission in November 2010, and on February 24, 2011, the United States District Court granted the Company’s Motion to Dismiss the Federal Derivative Action without leave to amend.

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

Other Cases and matters pending:

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

On May 25, 2010, in a 30-page opinion, the Honorable Consuelo B. Marshall of the United States District Court granted the Company’s Motion to Dismiss the securities fraud complaint with leave to amend. On June 22, 2010, the plaintiff filed its amended complaint. On July 30, 2010, the Company filed a Motion to Dismiss the amended complaint and on September 8, 2010, the Plaintiff filed another amended complaint. On September 27, 2010, the Company filed another Motion to Dismiss the amended complaint, which was heard by the Court on November 1, 2010.  The Court took our Motion under submission in November 2010, and in February 2011 the Court denied the Motion to Dismiss. We believe that the lawsuit is meritless and we intend to defend the cases vigorously.

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

Item 4.       (Removed and Reserved)

Part II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “BIDZ.” The following table sets forth the high, low and closing market prices of our common stock during each of the four calendar quarters for 2010:

For the quarter ended:	High	Low	Close

March 31, 2010	$2.38	$1.88	$2.03
June 30, 2010	$2.37	$1.55	$1.55
September 30, 2010	$1.77	$1.24	$1.66
December 31, 2010	$1.65	$1.10	$1.21

As of December 31, 2010, there were 19,379,177 shares of common stock outstanding.

We have established a public market for our common stock on the NASDAQ Capital Market since June 2007. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to stock options covered by our stock option plans. Shares covered by such registration statements upon the exercise of stock options or warrants generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. As of December 31, 2010, the number of shares of our common stock that is subject to outstanding options to purchase common stock is 6,434,500.

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

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights (1)	warrants and rights	column (a))
Equity compensation plans approved by security holders
2006 Stock award plan	434,500	$7.35	1,132,540
2002 Special stock option plan	—	$—	—

Equity compensation plans not approved by security holders
2001 Stock option plan	—	$—	—
Non-statutory stock option (2)	6,000,000	$6.00	—

Total	6,434,500	$6.09	—

(1)                                The total number of shares of common stock to be issued upon exercise of all outstanding stock options is 6,434,500 as of December 31, 2010.

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

In 2010, no restricted stock awards were issued and 154,000 stock options were deemed granted when it was determined in the first quarter of 2010 that the purchase of stock by employees in 2007 with a nonrecourse loan from us is effectively the same as granting new stock options (and more fully described in Note 16 to our audited financial statements).

In 2009, we issued 666,000 restricted stock awards of our common stock, with 25% vesting at the end of each year over a four year period, under the 2006 Award Plan to management and key employees for services rendered to our Company. No stock options were granted in 2009.

In 2008, we issued 24,800 restricted share awards of our common stock, with 25% vesting at the end of each year over a four year period, under the 2006 Award Plan to 13 employees for services rendered to our company. 154,000 stock options were deemed granted when it was determined in the first quarter of 2010 that the purchase of stock by employees with a nonrecourse loan from us is effectively the same as granting new stock options (and more fully described in Note 16 to our audited financial statements).

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the fourth quarter of 2010:

			Total number of	Maximum
			shares	dollar value
	Total	Average	purchased as	of shares that
	number	price	part of a	may
	of	paid	publicly	yet be purchased
	shares	per	announced	under the
2010	purchased	share	program	program (1)
October 1 — October 31	—	—	5,638,250	$12,547,274
November 1 — November 30	13,800	$1.29	5,652,050	$12,529,419
December 1 — December 31	162,014	$1.20	5,814,064	$12,334,830
Total	175.814	$1.21	5,814,064	$12,334,830

(1)           In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million from $20.0 million. As of December 31, 2010 we have repurchased a total of approximately 5.8 million shares for a total of approximately $21.2 million. About $12.3 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

(2)          In July 2010, in a privately negotiated transaction, but part of our share repurchase program, we repurchased 2,180,952 shares for $2.3 million from Marina Zinberg with the approval of the Special Committee composed of independent members of our Board of Directors. The shares have subsequently been retired.

Item 6.       Selected Financial Data

The selected financial data presented below has been derived from our financial statements. The statement of income (operations) data for each of the fiscal years ended December 31, 2008, 2009, and 2010 and the balance sheet data at December 31, 2009 and 2010 are derived from our audited financial statements that are included in this report. The statement of income (operations) data for the years ended December 31, 2006 and 2007 and the balance sheet data at December 31, 2006, 2007 and 2008 are derived from audited financial statements that are not included in this report. The data for 2007, 2008 and 2009 were revised when it was determined in the first quarter of 2010 that the purchase of stock by employees in 2007 with a nonrecourse loan from us is effectively the same as granting new stock options (and more fully described in Note 16 to our audited financial statements). The historical results presented below are not necessarily indicative of the results to be expected in any future period. You should read this information together with

“Management’s discussion and analysis of financial condition and results of operations” and our financial statements and the related notes included elsewhere in this report.

	Years ended December 31,
(in thousands, except per share data)	2006	2007	2008	2009	2010
		(revised)	(revised)	(revised)
Statement of income (operations) data:

Net revenue	$131,823	$187,131	$207,410	$110,394	$104,772
Cost of revenue	100,633	132,683	148,688	76,667	78,659
Gross profit	31,190	54,448	58,722	33,727	26,113
Operating expenses:
General & administrative	13,853	20,524	21,684	19,165	20,824
Sales & marketing	10,300	12,578	12,681	9,140	6,241
Public offering costs	1,287	—	—	—	—
Depreciation & amortization	273	498	690	795	685
Total operating expenses	25,713	33,600	35,055	29,100	27,750
Income (loss) from operations	5,477	20,848	23,667	4,627	(1,637)
Interest income (expense), net	32	(250)	(142)	(73)	(10)
Income tax benefit (expense)	(120)	(2,538)	(9,809)	(2,026)	284
Net income (loss)	$5,389	$18,060	$13,716	$2,528	$(1,363)
Net income (loss) common share:
Basic	$0.23	$0.77	$0.58	$0.11	$(0.07)
Diluted	$0.23	$0.69	$0.55	$0.11	$(0.07)

Balance sheet data:

Cash	$359	$4,808	$4,456	$1,121	$8,074
Working capital	5,974	29,475	32,183	30,363	27,702
Total assets	38,542	70,965	48,122	50,605	47,596
Revolving credit line	3,941	5,924	—	2,898	—
Total liabilities	31,815	39,773	13,918	17,980	18,203
Total stockholders’ equity	$6,727	$31,192	$34,204	$32,625	$29,393

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

Overview

We are a leading online retailer of jewelry, featuring a live auction format on Bidz.com. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout jewelry, watches, accessories and brand name merchandise, and rapidly respond to changing consumer demands for our merchandise. We offer our products through a continuous live format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. In 2009, we began offering auctions with a minimum opening bid that is higher than $1. The majority of our auctions are short-term, often lasting less than one day, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

Our product inventory includes gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; watches, accessories and brand name merchandise. We believe we are one of the larger online retailer of jewelry based on revenue and web traffic.

In addition to our auction site we have retail sites that offer similar items of merchandise as those listed for auction, as well as other designer products and consumer goods.  Buyz.com, our fixed price site for jewelry, provides us access to different types of consumers.  We plan to offer customers the ability to design their own jewelry including diamond earrings and rings in the near future.  Modnique.com, our online retail site for designer products and consumer goods, provides an event sale concept. We plan to negotiate favorable deals with designers and manufacturers, including purchasing inventory from recognizable brand names at deep discounts to attract customers that are fashion minded as well as cost conscious. Inventory is often sold that is held by our suppliers using a just in time ordering and/or drop ship model.

We sell to consumers looking for reliable bargains on jewelry, watches, accessories and brand name merchandise. Because we purchase and retain all of our inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We operate in a highly competitive market with low barriers to entry. By selling our own merchandise, we provide a buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from third-party sellers. We also provide a 15-day return policy on all merchandise. We believe that many of our customers resell merchandise that they purchase from our auctions on eBay and through other retail channels. Our auctions and fixed price sales are conducted 24 hours a day, seven days a week. We also offer 24-hour telephone customer support and online live-help as well e-mail customer support.

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

For online sales through our website, we recognize merchandise sales upon shipments made to consumers that are fulfilled from our warehouse. We require payment before we ship and the payment is generally made online by credit card or other electronic payment methods. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns, charge-backs from customers and other discounts redeemed to obtain such sales. For wholesale merchandise sales, we recognize sales when the merchandise is delivered to the customer and credit terms may be offered to such customers.

We provide layaway sales to our retail customers which are payable in monthly installments. The amounts paid and yet to be shipped are recorded as deferred revenue.

In the Statement of Income (Operations) all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

We include transaction fees revenue in net revenue. The 3% auction transaction fees are applied to merchandise sales on the bidz.com site, including shipping and handling but not to wholesale merchandise sales. The fees do not apply to sales on buyz.com and modnique.com.

Other revenue consists primarily of commissions we derive from hosting sales of Certified Merchant merchandise that is owned by third parties and we recognize only the commission portion of the price our customers pay for the purchased products because we are acting as an agent in such transactions. Other revenue also includes advertising revenue we derive from allowing advertisers on our websites.

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

Cost of Revenue

Cost of revenue includes product costs, gain or loss on foreign currency exchange when purchasing products from international vendors, inbound and outbound shipping charges, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other electronic payment fees, and is recorded in the same period in which related revenue has been recorded. The cost of revenue is reduced by amortized co-op marketing contributions from our vendors and referral credits given to referees through our “refer a friend” program.

Inventories

Inventories consist mainly of merchandise purchased for resale and are stated at the lower of first-in, first-out (FIFO) cost or market.

Inventory Reserve

The unique nature of our business model where customers set the prices they are willing to pay may result in items selling below our cost.  We provide reserves against our inventory based on the estimated difference between the average selling price and the cost of inventory.  In addition, reserves are provided on potential loss of value on damaged goods and other not readily sellable items.

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. We account for the co-op marketing contributions that cannot be identified specifically to benefit the vendors as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales, (and more fully described in Note 1 to our audited financial statements).

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

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Years ended December 31,
	2008	2009	2010
	(Revised - Note 16)	(Revised - Note 16)
Net revenue	100.0%	100.0%	100.0%
Gross profit	28.3	30.6	24.9
Operating expenses:
General & administrative	10.5	17.4	19.9
Sales & marketing	6.1	8.3	6.0
Depreciation & amortization	0.3	0.7	0.6
Total operating expenses	16.9	26.4	26.5
Income (loss) from operations	11.4	4.2	(1.6)
Interest expense, net	(0.1)	(0.1)	(0.0)
Income tax benefit (expense)	(4.7)	(1.8)	0.3
Net income (loss)	6.6%	2.3%	(1.3)%

Net Revenue

Substantially all of our net revenue consists of jewelry sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is basically not online, shipping and handling, transaction fee revenue, and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Year Ended December 31,
	2008	2009	2010

Net revenue
Merchandise sales	71.9%	84.7%	82.8%
Wholesale merchandise sales	14.4	3.6	6.0
Shipping & handling	10.8	8.4	8.0
Transaction fee	2.7	3.0	2.8
Other revenue	0.2	0.3	0.4
Total net revenue	100.0%	100.0%	100.0%

As described in Note 12 to our audited financial statements, net revenue by geographic area is presented based upon the country of destination. Canada is the only foreign country that accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area for the periods indicated was as follows:

	Years ended December 31,
(in thousands, except percentages)	2008		2009		2010
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent
United States	$157,747	76.1%	$75,360	68.3%	$61,921	59.1%
Canada	23,423	11.3	14,555	13.2	17,035	16.3
Other International	26,240	12.6	20,479	18.5	25,816	24.6
Total	$207,410	100.0%	$110,394	100.0%	$104,772	100.0%

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factor in maintaining demand for our products and increasing net revenue.

Results of Operations

Comparison of Year Ended December 31, 2010 with Year Ended December 31, 2009

Net Revenue

Net revenue decreased 5.1% to $104.8 million in 2010 from $110.4 million in 2009. The decrease in net revenue was due primarily to weak consumer demand for our jewelry and discretionary products offset by the contributions from our new website, modnique.com, launched in February 2010, and wholesale revenue which increased 56.3% to $6.3 million in 2010 from $4.0 million in 2009. We expect that demand for our discretionary merchandise will continue to remain weak in 2011 and affect our growth in revenue, as consumers remain cautious with their discretionary spending amid weak economic growth.

We sell consignment inventory on a selective and limited basis and recorded revenue of $703,000 and $0 for the years ended December 31, 2009, and 2010, respectively, from sales of inventory that were on consignment from vendors. Based on the terms of the consignment agreements, we record as revenue sales of the consignment inventory on a net basis.

Gross Profit

Gross profit decreased 22.6% to $26.1 million in 2010 from $33.7 million in 2009. The decrease in gross profit is due primarily to the decrease in net revenue and increase in cost of goods sold. Gross profit as a percentage of net revenue decreased to 24.9% in 2010 from 30.6% in 2009. Online demand for our jewelry and merchandise remain weak as consumers remain cautious with their discretionary spending. Gross profit margin was also affected by our free shipping promotion in the first half of 2010.

In May 2007, we entered into an understanding with LA Jewelers (a related party and more fully described in Note 15 to our audited financial statements), whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. This agreement has been terminated in August 2010 due to weak market conditions.  For 2009 and 2010, we recognized $192,000 and $98,000, respectively, under this agreement as a reduction in cost of revenue. The purchase price, terms and conditions of our business with LA Jewelers that have been negotiated are competitive with the market and other suppliers.

General and Administrative Expenses

General and administrative expenses increased 8.5% to $20.8 million in 2010 from $19.2 million in 2009. The increase in general and administrative expenses was primarily due to additional expenses to operate modnique.com. General and administrative expenses as a percentage of net revenue increased to 19.9% in 2010 compared to 17.4% in 2009 as a result of higher general and administrative expense and deleveraging from lower revenue.

Sales and Marketing Expenses

Sales and marketing expenses decreased 31.7% to $6.2 million in 2010 from $9.1 million in 2009. We reduced significantly the sales and marketing expenses in line with our weak revenue. Sales and marketing expenses as a percentage of net revenue decreased to 6.0% in 2010 from 8.3% in 2009.

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

Gross Profit

Gross profit decreased 42.6% to $33.7 million in 2009 from $58.7 million in 2008. The decrease in gross profit is due primarily to the 46.8% decrease in net revenue. Gross profit as a percentage of net revenue increased to 30.6% in 2009 from 28.3% in 2008. The increase in gross profit percentage resulted primarily from significantly less wholesale revenue that have lower gross profit margin. Wholesale revenue decreased 86.6% to $4.0 million in 2009 from $29.9 million in 2008.

In May 2007 we entered into an understanding with LA Jewelers (a related party and more fully described in Note 15 to our audited financial statements), whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For 2008 and 2009, we recognized $588,000 and $192,000, respectively, under this agreement as a reduction in cost of revenue. The purchase price, terms and conditions of our business with LA Jewelers that have been negotiated are competitive with the market and other suppliers.

General and Administrative Expenses

General and administrative expenses decreased 11.6% to $19.2 million in 2009 from $21.7 million in 2008. The decrease in general and administrative expenses was primarily due to a decrease in payroll expenses offset by an increase in legal expenses. General and administrative expenses as a percentage of net revenue increased to 17.4% in 2009 compared to 10.5% in 2008.

Sales and Marketing Expenses

Sales and marketing expenses decreased 27.9% to $9.1 million in 2009 from $12.7 million in 2008. We significantly reduced the sales and marketing expenses in line with the significantly lower revenue. Sales and marketing expenses as a percentage of net revenue increased to 8.3% in 2009 from 6.1% in 2008.

Quarterly Operations Data

The following tables set forth quarterly statements of operations data for the eight quarters ended December 31, 2010, including amounts expressed as a percentage of net revenue. This quarterly information is unaudited, but has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair representation of the information for the periods presented. This quarterly statement of operations data should be read in conjunction with our audited financial statements and the related notes included elsewhere in this prospectus. Results of operations for any quarter are not necessarily indicative of results for any future period.

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter as a result of higher consumer spending during the December holiday season. Approximately 16.9%, 24.9 % and 27.7% of our net revenue in 2008, 2009, and 2010, respectively, was generated during the fourth quarter. The fourth quarters of 2008 and 2009 were exceptions as we encountered a significant slowdown in sales resulting from the 2008 financial and economic crisis. The fourth quarter of 2009 was further affected by the migration of our proprietary enterprise operating system to an ERP system running on a customized Microsoft Dynamics AX as unexpected deficiencies in implementing the new system had a material adverse effect on our results operations. As we continue to recover and grow, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue in the fourth quarter in the future.

	Quarters ended
(in thousands,	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
except per share data)	2009	2009	2009	2009	2010	2010	2010	2010
	(unaudited)

Net revenue	$31,177	$26,945	$24,786	$27,486	$28,189	$25,722	$21,816	$29,045
Gross profit	10,186	8,235	7,164	8,142	7,189	6,162	5,605	7,157
General and administrative	4,802	4,593	4,776	4,994	5,411	5,425	5,010	4,978
Sales and marketing	2,605	2,127	2,235	2,173	1,587	1,446	1,479	1,729
Depreciation and amortization	180	193	200	222	216	174	151	144
Income (loss) from operations	2,599	1,322	(47)	753	(25)	(883)	(1,035)	306
Net income (loss)	$1,508	$693	$(58)	$385	$(111)	$(653)	$(614)	$15
Net income (loss) per share available to common stockholders — basic	$0.07	$0.03	$(0.00)	$0.01	$(0.01)	$(0.03)	$(0.03)	$0.00
Net income (loss) per share available to common stockholders — diluted	$0.07	$0.03	$(0.00)	$0.01	$(0.01)	$(0.03)	$(0.03)	$0.00
Weighted average number of shares outstanding — basic	22,899	22,937	22,207	22,114	21,949	21,839	20,042	19,522
Weighted average number of shares outstanding — diluted	22,899	22,937	22,207	22,144	21,949	21,839	20,042	19,522

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009	2010	2010	2010	2010
	(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0
Gross profit	32.7	30.6	28.9	29.6	25.5	24.0	25.7	24.6
General and administrative	15.4	17.1	19.3	18.2	19.2	21.1	23.0	17.1
Sales and marketing	8.4	7.9	9.0	7.9	5.6	5.6	6.8	6.0
Depreciation and amortization	0.6	0.7	0.8	0.8	0.8	0.7	0.7	0.5
Operating income (loss)	8.3	4.9	(0.2)	2.7	(0.1)	(3.4)	(4.8)	1.0
Net income (loss)	4.8%	2.6%	(0.2)%	1.4%	(0.4)%	(2.5)%	(2.8)%	0.1%

Additional operating data:

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009	2010	2010	2010	2010
	(unaudited)
Average gross order value	$182	$182	$194	$206	$202	$211	$194	$180
Average orders per day	2,047	1,718	1,471	1,566	1,728	1,513	1,432	1,883
Average items sold per day	6,131	6,012	6,953	7,245	7,298	6,143	5,411	6,899
Cost per new buyer	$51	$55	$65	$48	$38	$39	$43	$32
Number of new buyers	51,021	38,577	34,252	45,405	41,264	36,787	34,584	54,271

Wholesale merchandise sales and modnique.com are included in computing additional quarterly data.

Liquidity and Capital Resources

The significant components of our working capital are inventory and liquid assets such as cash and accounts receivable, reduced by a revolving credit line (2009), accounts payable, accrued expenses and deferred revenue. Our business model contains beneficial working capital characteristics: while we collect cash from sales to customers within several business days of the related online payment, we typically have extended payment terms with our suppliers.

As of December 31, 2010, we had a working capital surplus of $27.7 million and have no debt obligations. Net cash is affected primarily by changes in net income (loss), inventories, accounts receivable, other receivable, other current assets, accounts payable, accrued expenses, and deferred revenue. Inventories, and accounts payable generally increase or decrease in line with changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve sales and/or our gross margins.

Net cash provided by operating activities was $12.9 million in 2010 compared with net cash used in operating activities of $757,000 in 2009 and net cash provided by operating activities of $18.7 million in 2008. We incurred a net loss of $1.4 million in 2010 compared to a net income of $2.5 million in 2009 and $13.7 million in 2008. Inventories (net of reserves) decreased by $8.8 million in 2010 compared to an increase of $3.3 million in 2009 and a decrease of $19.0 million in 2008. Accounts receivable increased by $235,000 in 2010 compared to a decrease of $251,000 in 2009 and a decrease of $1.4 million in 2008. Other receivable increased by $370,000 in 2010 compared to an increase of $520,000 in 2009 and a decrease of $2.1 million in 2008. Other current assets decreased by $2.3 million in 2010 compared to an increase of $2.6 million in 2009 and a decrease of $79,000 in 2008. Accounts payable increased by $2.0 in 2010 compared to an increase of $2.5 million in 2009 and a decrease of $16.4 million in 2008. The decrease in inventories in 2010 is attributable to our weak business demand. The increase in inventories and increase in accounts payable in 2009 despite the declining business and economic outlook is attributable to our strategy to stock up on attractively priced close-out merchandise. The decrease in inventories and corresponding decrease in accounts payable in 2008 is attributable to the declining business and economic outlook. Accrued expenses increased by $203,000 in 2010 compared with a decrease of $1.1 million in 2009 and a decrease of $1.5 million in 2008. Deferred revenue increased by $889,000 in 2010 compared to a decrease of $240,000 in 2009 and a decrease of $2.0 million in 2008.

Net cash used for investing activities were $152,000, $404,000 and $1.0 million in 2010, 2009 and 2008, respectively, and was primarily related to capital expenditures for our technology system infrastructure, including hardware and software, and office equipment.

Net cash used for financing activities was $5.8 million in 2010: $2.9 million was used to pay down our revolving credit facility and $2.8 million was used to purchase treasury shares. Net cash used for financing activities was $2.2 million in 2009: $2.9 million was provided by our revolving credit line and $5.0 million was used to purchase treasury shares. Net cash used for financing activities was $18.0 million in 2008: $5.9 million was used to pay down our revolving credit facility, $2.5 million was used to retire shares from the net exercise of stock options, and $12.5 million was used to purchase treasury shares, $2.1 million was provided by proceeds from the exercise of stock options and $716,000 from the tax benefit from exercise of stock options.

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

Contractual Obligations

The following table presents our contractual obligations at December 31, 2010, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property leases	$2,483	$1,546	$937	$—	$—
Equipment leases	99	52	47	—	—
Software financing	102	102	—	—	—
Patent license	525	105	210	210	—
	$3,209	$1,805	$1,194	$210	$—

As more fully described in Note 8 to our audited financial statements, we are obligated for the lease of our office and warehouse space, operating leases for copy machines, financed software enhance plan, and licensing agreement on patents. Executives with employment agreements have annual salary commitments of $1.2 million at December 31, 2010 and can result in total severance of $1.7 million if they were all terminated without cause.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during year ended December 31, 2010, that our certifying officers concluded could materially affect our internal control over financial reporting.

We completed the following changes in internal control activities during the year ended December 31, 2010 to remediate previously identified internal control weaknesses in the fourth quarter of 2009, as a result, primarily, of the conversion from our internally developed proprietary legacy operating system to a Microsoft Dynamics AX ERP system:

Management has completed remediation to ensure that we maintain an effective control environment over Information Technology (IT) specifically in user security configurations, and security evaluations for the Microsoft AX ERP system.

Management has developed a risk analysis and assessment to address the lack of a Company-wide risk assessment program related to the conversion process of our operating system to the Microsoft AX ERP system.

Management has completed remediation of its design and monitoring of change controls over our Microsoft AX ERP and accounting systems.

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

Management implemented a structure of organization and oversight of the IT compliance functions, including regular and frequent strategic planning sessions addressing critical issues and plans, as well as increasing the scope of the internal audit function.

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

Item 9B.    Other Information

None.

Part III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2011 annual meeting of shareholders, which we expect to file before 120 days after December 31, 2010. We incorporate that information in this annual report by reference to our 2011 proxy statement.

Item 10.     Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2011 Annual Meeting of our stockholders.

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

Item 11.     Executive Compensation

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2011 Annual Meeting of our stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2011 Annual Meeting of our stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2011 Annual Meeting of our stockholders.

Item 14.     Principal Accounting Fees and Services

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2011 Annual Meeting of our stockholders.

Part IV

Item 15.     Exhibits and Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Bidz.com, Inc.:

We have audited the accompanying balance sheet of Bidz.com, Inc. (the “Company”) as of December 31, 2009, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidz.com, Inc. as of December 31, 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of Bidz.com

We have audited the accompanying balance sheet of Bidz.com (the “Company”) as of December 31, 2010 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bidz.com as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Marcum LLP

Los Angeles, California
March 10, 2011

Bidz.com, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2009	2010
	(Revised - Note 16)

Assets
Current assets:
Cash	$1,121	$8,074
Accounts receivable	447	682
Inventories, net of reserves of $1,767 and $1,694 at December 31, 2009 and 2010, respectively	40,961	32,136
Other receivable (includes related party amounts of $179 and $363 at December 31, 2009 and 2010, respectively)	1,454	1,824
Current deferred tax assets	1,400	2,516
Other current assets	2,960	673
Total current assets	48,343	45,905
Long term deferred tax asset	663	662
Property and equipment, net	1,202	637
Intangible asset	240	235
Deposits	157	157
Total assets	$50,605	$47,596

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit line	$2,898	$—
Accounts payable (includes related party amounts of $1,513 and $3,119 at December 31, 2009 and 2010, respectively)	12,159	14,188
Accrued expenses	2,291	2,494
Deferred revenue	632	1,521
Total current liabilities	17,980	18,203

Commitments and contingencies (Notes 8 and 14)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2009 and 2010, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued 22,114,257 and 19,708,991 and outstanding 21,960,257 and 19,379,177 at December 31, 2009 and 2010, respectively	22	20
Additional paid in capital	19,857	18,202
Shares held in treasury, at cost; 0 and 175,814 shares at December 31, 2009 and 2010, respectively	—	(212)
Retained earnings	12,746	11,383
Total stockholders’ equity	32,625	29,393

	$50,605	$47,596

See accompanying notes to financial statements

Bidz.com, Inc.

Statements of Income (Operations)

(in thousands, except share and per share data)

	Years Ended December 31,
	2008	2009	2010
	(Revised - Note 16)	(Revised - Note 16)
Net revenue:
Merchandise sales	$177,089	$106,043	$98,112
Wholesale merchandise sales (includes related party amounts of $0, $2,403 and $4,827 for the years ended December 31, 2008, 2009 and 2010, respectively	29,886	4,009	6,267
Other revenue	435	342	393
	207,410	110,394	104,772
Cost of revenue	148,688	76,667	78,659
Gross profit	58,722	33,727	26,113
Operating expenses:
General and administrative	21,684	19,165	20,824
Sales and marketing	12,681	9,140	6,241
Depreciation and amortization	690	795	685
Total operating expenses	35,055	29,100	27,750
Income (loss) from operations	23,667	4,627	(1,637)
Other income - interest income	40	1	1
Other expense - interest (expense)	(182)	(74)	(11)
Income (loss) before income tax expense	23,525	4,554	(1,647)
Income tax benefit (expense)	(9,809)	(2,026)	284
Net income (loss)	$13,716	$2,528	$(1,363)

Net income (loss) per share available to common shareholders — basic	$0.58	$0.11	$(0.07)
Net income (loss) per share available to common shareholders — diluted	$0.55	$0.11	$(0.07)
Weighted average number of shares outstanding - basic	23,644,338	22,363,367	20,829,419
Weighted average number of shares outstanding - diluted	24,915,509	22,363,367	20,829,419

See accompanying notes to financial statements

Bidz.com, Inc.

Statement of Stockholders’ Equity

(in thousands)

					Advance to
	Common stock		Additional		employees to	Accumulated	Total
	issued		paid in	Treasury	purchase	earnings	stockholders’
	Shares	Amount	capital	shares	shares	(deficit)	equity

Balance at December 31, 2007 (revised - Note 16)	24,556	$25	$35,673	$(886)	$(122)	$(3,498)	$31,192
Issuance of common stock for service	1	—	5	—	—	—	5
Employees share purchase receivable	—	—	—	—	122	—	122
Retirements of common stock from net vesting of restricted stocks	—	—	(10)	—	—	—	(10)
Issuance of common stock from exercise of stock options	442	—	2,095	—	—	—	2,095
Retirement of common stock from net exercise of stock options	(250)	—	(2,480)	—	—	—	(2,480)
Tax benefit from exercise of options	—	—	716	—	—	—	716
Fair value of stock options granted to employees (Note 16)	—	—	1,014	—	—	—	1,014
Grant of restricted stock awards to employees and directors	25	—	358	—	—	—	358
Cancellation of restricted stock awards to employee	(2)	—	—	—	—	—	—
Retirements of common stock	(1,854)	(2)	(13,408)	13,410	—	—	—
Purchase of treasury stock	—	—	—	(12,524)	—	—	(12,524)
Net income (Note 16)	—	—	—	—	—	13,716	13,716
Balance at December 31, 2008 (revised - Note 16)	22,918	$23	$23,963	$—	$—	$10,218	$34,204

Fair value of stock options granted to employees (Note 16)	—	—	$121	—	—	—	$121
Repurchase of common stock from net vesting of restricted stocks	(3)	—	(8)	—	—	—	(8)
Tax benefit from stock based compensation	—	—	(70)	—	—	—	(70)
Grants and amortization of restricted stock awards to employees and directors	666	—	844	—	—	—	844
Cancellation of restricted stock awards to employees	(12)	—	—	—	—	—	—
Retirement of common stock	(1,455)	(1)	(4,993)	4,994	—	—	—
Purchase of treasury stock	—	—	—	(4,994)	—	—	(4,994)
Net income (Note 16)	—	—	—	—	—	2,528	2,528
Balance at December 31, 2009 (revised - Note 16)	22,114	$22	$19,857	$—	$—	$12,746	$32,625

Amortization of restricted stock awards to employees and directors	—	—	$1,027	—	—	—	$1,027
Cancellation of restricted stock awards to employee	(10)	—	—	—	—	—	—
Repurchase of common stock from net vesting of restricted stocks	(66)	—	(135)	—	—	—	(135)
Retirement of common stock	(2,329)	(2)	(2,547)	2,549	—	—	—
Purchase of treasury stock		—	—	(2,761)	—	—	(2,761)
Net loss	—	—	—	—	—	(1,363)	(1,363)
Balance at December 31, 2010	19,709	$20	$18,202	$(212)	$—	$11,383	$29,393

See accompanying notes to financial statements

Bidz.com, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2008	2009	2010
	(Revised - Note 16)	(Revised - Note 16)
Cash flows provided by (used for) operating activities:
Net income (loss)	$13,716	$2,528	$(1,363)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	690	795	685
Loss on disposal of property and equipment	—	—	38
Deferred taxes	45	(579)	1
Stock-based compensation	1,372	965	1,027
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	1,448	251	(235)
Inventories	19,029	(3,304)	8,825
Other receivable	2,068	(520)	(370)
Deferred tax assets	171	550	(1,116)
Other current assets	79	(2,554)	2,287
Deposits	—	(53)	—
Increase (decrease) in liabilities:
Accounts payable	(16,414)	2,523	2,028
Accrued expenses	(1,489)	(1,119)	203
Deferred revenue	(2,028)	(240)	889
Net cash provided by (used for) operating activities	18,687	(757)	12,899

Cash flows provided by (used for) investing activities:
Capital expenditures	(1,058)	(404)	(152)
Proceeds from sale of fixed asset	19	—	—
Net cash used for investing activities	(1,039)	(404)	(152)
Cash flows provided by (used for) financing activities:
Revolving credit line	(5,924)	2,898	(2,898)
Issuance of common stock	5	—	—
Employees share purchase receivable	122	—	—
Repurchase of common stock from net vesting of restricted stocks	(10)	(8)	(135)
Proceeds from exercise of stock options	2,095	—	—
Retirement of common stock from net exercise of stock options	(2,480)	—	—
Tax benefit from stock based compensation	716	(70)	—
Purchase of treasury stock	(12,524)	(4,994)	(2,761)
Net cash used for financing activities	(18,000)	(2,174)	(5,794)

Net increase (decrease) in cash	(352)	(3,335)	6,953
Cash, beginning of year	4,808	4,456	1,121
Cash, end of year	$4,456	$1,121	$8,074

Supplemental disclosure of cash flow information:
Interest paid	$182	$74	$11
Income taxes paid	$9,874	$2,550	$—
Supplemental disclosure of non-cash investing and financing activities:
Retirement of property and equipment	$9	$—	$—
Retirement of treasury shares	$13,410	$4,994	$2,549

See accompanying notes to financial statements

Bidz.com, Inc.

Notes to financial statements

(in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies:

Business and Organization:

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. In June 2006, we reincorporated in Delaware with our principal location of business in Los Angeles. We operate a website located at www.bidz.com for the purpose of selling merchandise, utilizing our unique online sales auction platform and a fixed price online store at www.buyz.com. We also operate www.modnique.com for online retailing of designer products and consumer goods through a sale event concept.

We sell our products throughout the United States and in international markets including Europe, Middle East, and Asia but more concentrated in English speaking countries such as Canada, Australia and the United Kingdom. Revenue generated from the United States accounted for approximately 76.1%, 68.3% and 59.1% of net revenue for the years ended December 31, 2008, 2009, and 2010, respectively.

Reclassification

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Recent Developments:

In February 2011, we were granted the Motion to Dismiss the Federal Derivative Action without leave to amend. In July, 2009, the Company and certain of its officers and its Board of Directors were named as defendants in a shareholder derivative lawsuit filed in the United States District Court for the Central District of California (Farris Hassan v. Bidz.com, Inc., et al., cv09-04984 (CBM) (C.D. Cal. (filed July 10, 2009) (the “Federal Derivative Action”)). The Federal Derivative Action alleges violations of law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code. An amended complaint also includes allegations relating to the Company’s co-op marketing contributions and minimum gross profit guarantees. On April 27, 2010, the United States District Court granted the Company’s Motion to Dismiss the Federal Derivative Action with leave to amend. The plaintiff filed an amended complaint, and the Company filed another Motion to Dismiss on July 12, 2010. The Court took the Motion under submission in November 2010, and on February 24, 2011 the United States District Court granted the Company’s Motion to Dismiss the Federal Derivative Action without leave to amend.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for return and allowance reserves, inventory reserve, vendor co-op marketing contributions, deferred tax assets and accrued expenses.

Fair Value of Financial Instruments:

The carrying amount of our cash, accounts receivable, other current assets, accounts payable, deferred revenue, and accrued expenses approximates their estimated fair values as a result of the short-term maturities of those financial instruments.

Cash and Cash Equivalents:

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less that do not secure any corporate obligation. We had no cash equivalents at December 31, 2009 or 2010.

Accounts Receivable:

Accounts receivable consist mainly of amounts due from customer credit card and other electronic payments billed but not yet received at period end. We had no allowance for doubtful accounts at December 31, 2009 or 2010.

Concentration of Business and Credit Risk:

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and receivables.  Our cash deposits with our banks could be at risk when the FDIC deposit insurance is not be sufficient to cover any potential loss arising from a bank failure. We derive our accounts receivable primarily from credit card and other electronic payment processors located primarily in the United States. We maintain an allowance for doubtful accounts, which was $0 in 2009 and 2010, based upon the expected collectability of accounts receivable. We record an allowance if one is necessary. No customer accounted for more than 10% of revenue or receivables during 2008, 2009, or 2010.

We had a concentration on two merchandise suppliers during 2008, 2009, and 2010, as more fully described in Note 13.

Inventories:

Inventories consist mainly of merchandise purchased for resale and are stated at the lower of first-in, first-out cost (FIFO) or market. We record in inventories loose diamonds and semi-precious stones that we purchased and delivered to manufacturers to produce into finished jewelry inventory to resell.

We record payments made to our suppliers for purchases we have yet to receive as prepaid inventory until they are in our possession and satisfactorily examined. Prepaid inventory included in inventories is $1.8 million and $1.7 at December 31, 2009 and 2010, respectively.

Inventory Reserve

The unique nature of our business model where customers set the prices they are willing to pay may result in items selling below our cost.  We provide reserves against our inventory based on the estimated difference between the average selling price and the cost of inventory. In addition, reserves are provided on potential loss of value on damaged goods and other not readily sellable items.

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website.  We account for the co-op marketing contributions that cannot be identified specifically to benefit the vendors as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor; and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the years ended December 31, 2008, 2009 and 2010, we have recognized $11.1 million, $7.6 million and $7.0 million of co-op marketing contributions, respectively, with $4.3 million and $3.0 million, respectively, remaining unamortized as an offset to inventory at December 31, 2009 and 2010. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other receivable and amounted to $1.3 million and $1.5 million at December 31, 2009 and 2010, respectively.

Property and Equipment:

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Years
Computer software	3
Computer hardware	3
Automobiles	5
Furniture and equipment	5

Intangible Asset:

Our intangible asset consists of the cost to acquire our domain names, which was $240,000 and $235,000, net as of December 31, 2009 and 2010, respectively. Our domain names, costing $161,000 have indefinite lives and therefore are not subject to amortization. We perform an annual evaluation for impairment on the intangible asset. No impairment existed at December 31, 2009 or 2010 and no loss or impairment was recognized during 2008, 2009 and 2010. Intellectual properties acquired for $80,000 in 2009 is amortized over

15 years and the accumulated amortization was $1,000 and $6,000 as of December 31, 2009 and 2010, respectively. The amount of amortization is $0, $1,000 and $5,000 for the years ended December 31, 2008, 2009 and 2010, respectively and is $5,000 per year over each of the next five years.

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

For online sales through our website, we recognize merchandise sales upon shipments made to customers that are fulfilled from our warehouse. We require payment before we ship and the payment is generally made online by credit card or other electronic payment methods. We record amounts received or billed prior to shipment of goods to customers as deferred revenue. We reduce gross sales by returns, charge-backs from customers and other discounts redeemed to obtain such sales. For wholesale merchandise sales, we recognize sales when the merchandise is delivered to the customer. Credit terms may be offered to such customers.

We provide layaway sales to our retail customers which are payable in monthly installments. The amounts received when the products are yet to be shipped are recorded as deferred revenue.

In the Statements of Income (Operations) all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.” Outbound shipping revenue from customers are included in merchandise sales and amounted to $22.3 million, $9.3 million and $8.3 million in 2008, 2009, and 2010, respectively.

We include transaction fee revenue in net revenue. The 3% auction transaction fees are applied to merchandise sales on the bidz.com site, including shipping and handling but not to wholesale merchandise sales. The fees do not apply to sales on buyz.com and modnique.com.

Other revenue consists primarily of commissions we derive from hosting sales of Certified Merchant merchandise that is owned by third parties and we recognize only the commission portion of the price our customers pay for the purchased products because we are acting as an agent in such transactions. Other revenue also includes advertising revenue we derive from allowing advertisers on our websites.

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

Cost of Revenue:

Cost of revenue includes product costs, gain or loss on foreign currency exchange when purchasing products from international vendors, inbound and outbound shipping charges, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other electronic payment fees, and is recorded in the same period in which related revenue has been recorded. The cost of revenue is reduced by co-op marketing contributions recognized from our vendors and referral credits given to customers through our “refer a friend” program.

Outbound shipping costs on merchandise sales totaled $10.0 million, $6.1 million and $5.7 million in 2008, 2009, and 2010, respectively.

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

Deferred Revenue:

Deferred revenue is recorded for sales transactions where the merchandise had not yet been shipped but payment has been received.  Customer deposits of $30,000 and $771,000 at December 31, 2009 and 2010, respectively, related to layaway sales are included in deferred revenue.

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

Stock-Based Compensation:

We recognize in our financial statements the cost resulting from all share-based payment transactions and all share-based payments to employees, including grants of stock options and restricted stock awards based on their fair values on the measurement date, and recognized over the vesting period.

Compensation expense for stock-based payment awards is based on the grant date fair value. We have used the Black-Scholes model to estimate the fair value of options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumption regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

We are also required to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiency. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is an excess tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.

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

Basic and Diluted Income per Share:

We compute the basic income per common share by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the reporting period. We compute diluted income per common share similarly to basic income per common share, except that we increase the denominator to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008, 2009, and 2010, we had 7,018,500 shares, 6,933,000 shares and 6,434,500 shares, respectively, of common stock equivalents upon the exercise of the employee and non-employee stock options. These common stock equivalents consisted of 6,993,500 employee stock options and 25,000 non-employee stock options as of December 31, 2008; 6,993,000 employee stock options as of December 31, 2009; and 6,434,500 employee stock options as of December 31, 2010. As of December 31, 2008, dilutive common stock equivalents totaled 1,271,171 consisting of 1,265,568 employee stock options and 5,602 consisting of non-employee stock options. As of December 31, 2009 and 2010, there were no dilutive common stock equivalents.

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method for the years ended December 31, 2008, 2009 and 2010. The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	2008	2009	2010
	(Revised - Note 16)	(Revised - Note 16)
Basic and diluted net income per share:
Numerator:
Net income (loss)	$13,716	$2,528	$(1,363)
Denominator:
Weighted average shares of common stock outstanding	23,644,338	22,363,367	20,829,419
Effect of dilutive securities	1,271,171	—	—
Denominator for diluted calculation	24,915,509	22,363,367	20,829,419
Net income (loss) per share, basic	$0.58	$0.11	$(0.07)
Net income (loss) per share, diluted	$0.55	$0.11	$(0.07)

There is no dilutive effect from outstanding stock options for the years ended December 31, 2009 and 2010 as all the stock options outstanding at year end were “out of the money” and are anti-dilutive.

Advertising Expense:

We expense the costs of producing advertisements at the time production occurs and we expense the cost of communicating advertisements in the period during which the advertising space is used or distribution is made. We recognize Internet advertising expenses based on the terms of the individual agreements, which are generally (1) during the period customers are acquired; (2) based on the number of clicks generated during a given period over the term of the contract; (3) based on the number of e-mails sent during an e-mail distribution campaign; (4) based on the number of customers acquired from other websites; or (5) based on the placement of advertisements on other websites. Advertising expenses totaled $12.7 million, $9.1 million and $6.2 million during the years ended December 31, 2008, 2009, and 2010, respectively.

(2)   Inventories:

Inventories consist of the following at December 31, 2009 and 2010 (in thousands):

	2009	2010

Fine jewelry, watches and other	$40,228	$31,449
Loose diamonds and semi-precious stones	279	293
Prepaid inventory	1,784	1,666
Inventory with manufacturing vendors	437	422
Product inventories	42,728	33,830
Less: inventory reserve	(1,767)	(1,694)
	$40,961	$32,136

(3)   Other Current Assets:

Other current assets consist of the following at December 31, 2009 and 2010 (in thousands):

	2009	2010
	(Revised - Note 16)
Prepaid expense	$343	$437
Prepaid income tax	106	115
Deposits	2,511	121
	$2,960	$673

(4)   Property and Equipment:

Property and equipment consists of the following at December 31, 2009 and 2010 (in thousands):

	2009	2010

Computer hardware and software	$2,946	$2,955
Furniture and equipment	521	551
Automobile	30	30
	3,497	3,536
Less: accumulated depreciation and amortization	2,295	2,899
	$1,202	$637

Property and equipment are recorded at cost. Depreciation and amortization expense of property and equipment totaled $690,000, $794,000 and $680,000 for the years ended December 31, 2008, 2009, and 2010, respectively.

(5)   Revolving Credit Line:

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, wholly owned by Bank of America, to provide working capital financing secured by inventories and tangible assets. The agreement allowed for us to initially draw on a line of credit up to $10 million. During the first quarter of 2007, we increased the limit to $15.0 million and during the first quarter of 2008, we further increased the limit to $25.0 million. Although the revolving credit line agreement was set to expire in July of 2010, we terminated the revolving credit line on April 2, 2010.

(6)   Accounts Payable:

During the years ended December 31, 2009 and 2010 we employ “positive pay” procedures with our bank by transmitting check disbursement information to the financial institution to allow for our review and approval of exception transaction prior to them being posted to our account.

Positive pay is a bank service that is one of the most effective anti-fraud tools available today for check disbursements. The bank matches all checks being presented for payment against our issuance information. Issuance information is updated daily as we issue new checks and as checks are paid. If a check serial number and dollar amount match with an issuance record, the check is paid automatically. If there is a discrepancy in either of these two data elements, the bank reports the check as an exception. Based on our review of the reported exceptions, we instruct the bank to either honor the check and pay it, or dishonor the check and return it.

(7)   Accrued Expenses:

Accrued expenses consist of the following at December 31, 2009 and 2010 (in thousands):

	2009	2010
Taxes payable	$94	$133
Accrued payroll and other related costs	827	765
Accrued net sales returns	114	356
Accrued shipping charges	618	825
Other accrued expenses	430	315
Accrued marketing expenses	208	100
	$2,291	$2,494

(8)   Commitments:

The following table presents our contractual obligations at December 31, 2010, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property leases	$2,483	$1,546	$937	$—	$—
Equipment leases	99	52	47	—	—
Software financing	102	102	—	—	—
Patent license	525	105	210	210	—
	$3,209	$1,805	$1,194	$210	$—

We lease a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse space in Culver City, California. The leases expire in June 2012 and August 2012, respectively. In November 2009, we signed a lease for a 26,000 square-foot office and warehouse space in Marina Del Rey, California.  The lease expires in October 2012. We are obligated to pay real estate taxes, insurance, and maintenance expenses. We expect that, in the normal course of business, the lease will be renewed or replaced by leases on other properties upon termination. Thus, we anticipate that future minimum lease commitments will likely be more than the amounts shown for 2010. Rental expenses for operating leases totaled $1.2 million, $1.2 million and $1.5 million for the years ended December 31, 2008, 2009, and 2010, respectively.

We have commitment for software enhancement plans and operating leases of copy machines used in our office.  We also have a definitive ecommerce patent license agreement with NCR Corporation that commits us to six annual payments of $105,000 ending in September 2015.

Executives with employment agreements have annual salary commitments of $1.2 million at December 31, 2010 and can result in total severance of $1.7 million if they were all terminated without cause.

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

No dividends have been declared or paid on our common stock through December 31, 2010.

In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million from $20.0 million. As of December 31, 2010 we have repurchased a total of approximately 5.8 million shares for a total of approximately $21.2 million. In 2007, we purchased 100,000 shares for $886,000; in 2008, we purchased 1,753,873 shares for $12.5 million; in 2009, we purchased 1,454,968 shares for $5.0 million; and in 2010, we purchased 2,505,223 shares for $2.8 million. Approximately $12.3 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

In 2010, no common stock shares were issued from the exercise of stock options. 2,329,409 shares held in treasury from our stock repurchase program were retired. No restricted common stock awards were issued to employees. 10,000 shares of restricted common stock were retired on termination of employment of an employee and 65,957 shares were retired from net vesting of restricted common stock to pay for payroll taxes. Restricted common stock awards outstanding and yet to be vested totaled 530,650 shares as of December 31, 2010.

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

Advances were made to employees in 2007 to purchase shares of our common stock and as of December 31, 2010, $964,000 remains outstanding for the advances and 154,000 shares were held as collateral. It was determined during the preparation of the first quarter 2010 interim financial statements that the purchase of stock by employees with a nonrecourse loan from us is effectively the same as granting new stock options, as more fully described in Note 16. Stock option expenses related to the loan extensions and 154,000 stock options deemed granted are calculated to be $66,000, $687,000 and $(67,000) for years 2007, 2008 and 2009, respectively after considering the tax effect and related penalties and interest.

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

154,000 options were deemed granted in 2008 through 2010 when it was determined in the first quarter of 2010 that the purchase of stock by employees with a nonrecourse loan from us is effectively the same as granting new stock options, as more fully described in Note 16. No other options were granted in the years ended December 31, 2008, 2009 and 2010. At December 31, 2010, 1,132,540 shares were available for future grants under the Plans.

The following is a summary of stock option activity for the years ended December 31, 2008, 2009, and 2010:

	2008		2009		2010
	(Revised - Note 16)		(Revised - Note 16)
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	8,285,300	$6.20	7,018,500	$6.08	6,933,000	$6.08
Granted	154,000	6.26	—	—	154,000	6.26
Exercised	(442,500)	4.74	—	—	—	—
Canceled / forfeited	(978,300)	8.00	(85,500)	6.00	(652,500)	6.01
Outstanding at year-end	7,018,500	$6.08	6,933,000	$6.08	6,434,500	$6.09
Options exercisable at year-end	7,018,500	$6.08	6,939,000	$6.08	6,434,500	$6.09

The weighted average remaining life of the contract as of December 31, 2010 was 0.41 year. In 2010, 652,500 options expired “out of the money.” As of December 31, 2010, all 6,434,500 stock options to purchase shares were fully vested and “out of the money.”

It was determined in the first quarter of 2010 that the purchase of stock by employees with a nonrecourse loan from us is effectively the same as granting new stock options, as more fully described in Note 16 and the weighted-average grant date fair value of options deemed granted during 2008 and 2010 were $0.98 and $0.04 per share, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

		Options outstanding and exercisable as of December 31, 2010
		Options outstanding		Options exercisable
Exercise prices	Number outstanding 12/31/2010	Weighted average remaining contractual	Weighted average exercise price	Number exercisable 12/31/2010	Weighted average exercise price

$6.00	6,057,500	0.38	$6.00	6,057,500	$6.00
$6.26	154,000	0.16	$6.26	154,000	$6.26
$6.50	95,500	1.18	$6.50	95,500	$6.50
$9.90	127,500	1.45	$9.90	127,500	$9.90
	6,434,500	0.41	$6.09	6,434,500	$6.09

Stock Option Compensation

During the years ended December 31, 2008, and 2009 and 2010, respectively, we recognized approximately $1.0 million, $121,000 and $25,000, respectively, of employee stock-option compensation. We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. The unamortized stock-option compensation expense as of December 31, 2009 and 2010 is $26,000 and $1,000, respectively.

The fair values of options deemed granted in 2008 and 2010 were calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 0.3%, (2) an expected life of 12 months to 15 months, (3) expected volatility of 68%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%.

Restricted Stock Awards

We began issuing restricted stock awards in 2007, pursuant to the 2006 Award Plan. The restricted stock awards were issued as time-based awards, which vest typically with 25% vesting at the end of each year over four years or earlier if there is an acceleration event. The restricted stock awards are expensed pro rata over the vesting period based upon the fair value of the awards at the time of grant. Stock-based compensation from the issuance of common stock and restricted stock awards totaled $358,000, $844,000 and $1.0 million for the years ended December 31, 2008, 2009 and 2010, respectively. The unamortized stock-based expense for restricted stock awards was $2.6 million and $1.6 million as of December 31, 2009 and 2010, respectively.

The fair value of 33,575 restricted shares that vested in 2009 was $115,000 and the fair value of 197,575 restricted shares that vested in 2010 was $402,000. Restricted common stock awards outstanding and yet to be vested totaled 738,225 and 530,650 shares as of December 31, 2009 and 2010, respectively.

A summary of all restricted stock activity during the years ended December 31, 2009 and 2010 follows:

Restricted shares outstanding, January 1, 2009	117,800
Shares granted	666,000
Shares vested	(33,575)
Shares forfeited	(12,000)

Restricted shares outstanding, December 31, 2009	738,225
Shares granted	—
Shares vested	(197,575)
Shares forfeited	(10,000)

Restricted shares outstanding, December 31, 2010	530,650

The weighted-average grant date fair values of restricted stock awards issued during 2009 were $4.00 per share and none were issued in 2010.

(11)                          Income Tax Expense:

Income tax expense amounted to $9.8 million, $2.0 million for the years ended December 31, 2008 and 2009, respectively (for an effective rate of 41.7% for 2008 and 44.5% for 2009).  We recorded an income tax benefit of $284,000 for the year ended December 31, 2010. A reconciliation of the provision (benefit) for income tax with amounts determined by applying the statutory U.S. federal income tax rate to income before income tax expense is as follows (in thousands):

	2008	2009	2010
	(revised)	(revised)
Computed tax (benefit) at federal statutory rate of 35%	$8,234	$1,594	$(577)
State taxes (benefit), net federal tax benefits	1,353	262	(89)
Meals and entertainment	5	4	2
Stock reacquisition expense	—	—	189
Option and RSA shortfall	51	88	238
Other	166	78	(47)
Total income tax provision (benefit)	$9,809	$2,026	$(284)

The income tax benefit for 2008, 2009 and 2010 consists of the following (in thousands):

	2008	2009	2010
	(revised)	(revised)
Current:
Federal	$7,939	$1,767	$(163)
State	2,048	583	37
	9,987	2,350	(126)
Deferred:
Federal	(259)	(167)	(73)
State	81	(157)	(85)
	(178)	(324)	(158)
Total	$9,809	$2,026	$(284)

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant deferred tax assets and liabilities consist of the following (in thousands):

	2009	2010
Deferred tax assets:

Current deferred tax assets:
Inventory costs	$1,037	$2,190
Accrued expenses	187	200
Other reserves and allowances	50	156
Deferred revenue	83	161
State taxes	43	—
Total current deferred tax assets	1,400	2,707
Current deferred tax liability:	—	(191)
Net current deferred tax asset	$1,400	$2,516

Long term deferred tax assets:
Employee stock compensation	$659	$677
Other (fixed assets)	4	23
Net operating loss	—	4
State taxes	—	16
Total long term deferred tax assets	663	720
Long term deferred tax liability:
State taxes	—	(58)
Net long term deferred tax asset	$663	$662

Net deferred tax assets	$2,063	$3,178

The tax benefits from the expense in 2008, 2009 and 2010 for share based compensation awards that will result in future tax deduction are included in deferred tax assets. In 2008, the actual tax deduction exceeded the compensation cost recognized by the company for financial reporting purposes. The excess tax benefits increased the company’s additional paid in capital by $716,000 for the year ended December 31, 2008. In 2009 and 2010, the actual tax deduction was less than the compensation cost recognized by the company for financial reporting purposes. As a result, a shortfall of $215,000 and $584,000 is created in 2009 and 2010, respectively and is recognized as additional tax expense.

In accordance with FASB statement issued regarding Accounting for Uncertainty in Income Taxes we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied all tax positions for which the statute of limitations remained open. As of December 31, 2010, we have tax liabilities from uncertain tax positions of $175,000. The amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $159,000. We do not anticipate any significant change in our positions in the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2010, we recognized tax expense of $159,000 including accrued interest and penalties for uncertain tax positions.

As a result of our 2010 operating loss, we have a federal taxable loss carryback of $253,000 and a state carryforward of $3,000.  The federal taxable loss will be carried back to offset taxable income in 2008. The state taxable loss carryforward will expire in year 2020 if not used prior to then.

We have not provided a valuation allowance on our deferred tax assets, as it is more likely than not that the tax benefits will be realized in the future.

During the year ended December 31, 2010, we recorded prior period adjustments of $424,000 to beginning retained earnings and $390,000 to additional paid-in capital for changes to tax positions related to prior periods. Prior period income tax liabilities were adjusted for $814,000, and include applicable interest and penalties of $48,000 and $109,000, respectively. The prior period adjustments are not material to previously issued financial statements (as more fully described in Note 16).

We are subject to income taxes in the U.S. federal jurisdiction and California. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal examinations by tax authorities for the years before 2008 after the conclusion of an examination by the Internal Revenue Service for the 2004, 2005, 2006 and 2007 tax years. We may still be selected for examination by the Internal Revenue Service for 2008, 2009 and 2010 tax years.

(12)                      Segment Information:

Net revenue by geographic area is presented based upon the country of destination. Canada is the only foreign country that accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area was as follows for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	2008	2009	2010
United States	$157,747	$75,360	$61,921
Canada	23,423	14,555	17,035
Other International	26,240	20,479	25,816
Total	$207,410	$110,394	$104,772

Long-lived assets include property and equipment and intangible assets, all of which resided in the United States during the years ended December 31, 2008, 2009, and 2010.

(13)                          Concentrations:

Purchase of merchandise from our top two vendors, one of which is a related party (as more fully described in Note 15),  amounted to $18.3 million, $21.4 and $14.5 million representing 14.6%, 27.7% and 21.4% of the total purchases during the years ended December 31, 2008, 2009, and 2010, respectively.

Outstanding accounts payable to our top two vendors totaled $2.9 million and $3.9 million as of December 31, 2009 and 2010,  respectively.

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

Other Cases and matters pending:

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

On May 25, 2010, in a 30-page opinion, the Honorable Consuelo B. Marshall of the United States District Court granted the Company’s Motion to Dismiss the securities fraud complaint with leave to amend. On June 22, 2010, the plaintiff filed its amended complaint. On July 30, 2010, the Company filed a Motion to Dismiss the amended complaint and on September 8, 2010, the Plaintiff filed another amended complaint. On September 27, 2010 the Company filed another Motion to Dismiss the amended complaint, which was heard by the Court on November 1, 2010.  The Court took our Motion under submission in November 2010, and in February 2011 the Court denied the Motion to Dismiss. We believe that the lawsuit is meritless and we intend to defend the cases vigorously.

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

(15)                      Related Party Transactions:

We purchased approximately 9.9%, 6.2% and 11.7% of our merchandise in 2008, 2009, and 2010, respectively, from LA Jewelers, where one of its managers is a stockholder who beneficially owns approximately 7.2% of our outstanding common stock as of December 31, 2010. The accounts payable balances due to LA Jewelers were $1.5 million and $3.1 million as of December 31, 2009 and 2010, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the years ended December 31, 2008, 2009 and 2010, we earned $1.2 million, $469,000 and $1.3 million, respectively, from LA Jewelers relating to co-op marketing contributions and $247,000 and $338,000 was unamortized as of December 31, 2009 and 2010, respectively. The amounts of co-op marketing contributions due from LA Jewelers were $178,000 and $363,000 as of December 31, 2009 and 2010, respectively.

In May 2007, we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the years ended December 31, 2008, 2009 and 2010, we recognized $588,000, $192,000 and $98,000, respectively, under this agreement. This agreement was terminated in August 2010 due to weak market conditions.  As of December 31, 2009 and 2010, we have no balance outstanding under this gross profit margin guarantee.

During the years ended December 31, 2009 and 2010, we recorded $2.4 million and $4.8 million, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There were no accounts receivable due from this customer as of December 31, 2009 and 2010.

Marina Zinberg, who was a Vice President and owns 20.8% of our outstanding shares, is the sister of and reported to David Zinberg, our Chief Executive Officer, left our company in May 2010. In July 2010, in a privately negotiated transaction, but part of our share repurchase program, we repurchased 2,180,952 shares for $2.3 million from Marina Zinberg with the approval of the Special Committee comprised of independent members of our Board of Directors. The shares have subsequently been retired.

(16)                          Revision of Prior Period Financial Statements

It was determined during the preparation of the first quarter 2010 interim financial statements that the purchase of stock by employees with a nonrecourse loan from us is effectively the same as granting new stock options. We had granted one year loans to employees in November 2007 to purchase 154,000 shares when they exercised their stock options. These loans were extended for 15 months in November 2008, and then another year in February 2010. The advances made to employees are due February 28, 2011 and there is no further extension of time. Stock option expenses related to the loan extensions are calculated to be $66,000, $687,000 and $(67,000) for years 2007, 2008 and 2009, respectively after considering the tax effect and related penalties and interest.

Management has evaluated the effect of the prior period expenses and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required.  However, if the adjustments to correct the cumulative errors had been recorded in the first quarter of 2010, we believe the impact would have been significant to the first quarter and would impact comparisons to prior periods.  In accordance with guidelines issued in SEC Staff Accounting Bulletin, we have recorded adjustments in the current year’s beginning retained earnings account to correct these immaterial prior period errors.  We have also revised our annual financial statements for 2008 and 2009 in our current Form 10-K filing for these immaterial amounts, and certain amounts from prior years have been reclassified to conform to the current year’s presentation.

The following table sets forth the cumulative effect on stockholders’ equity of the error in stock option expenses as of December 31, 2007:

(in thousands)	Additional paid in capital	Advance to employees to purchase shares	Accumulated Deficit	Total stockholders’ equity

Balance at December 31, 2007, as previously reported	$36,961	$(1,086)	$(3,432)	$31,582
Prior period revisions	(1,288)	964	(66)	(390)
Balance at December 31, 2007, as revised	$35,673	$(122)	$(3,498)	$31,192

The following table sets forth the revised prior period balances reported in our comparative financial statements:

(in thousands except per share amounts)	Previously reported	Adjustment	Revised
Balance sheet items at December 31, 2009:
Other current assets	$3,774	$(814)	$2,960
Total current assets	49,157	(814)	48,343
Total assets	51,419	(814)	50,605
Additional paid in capital	20,293	(436)	19,857
Employee share purchase receivable	(308)	308	—
Retained earnings	13,432	(686)	12,746
Total stockholders’ equity	33,439	(814)	32,625
Liabilities and stockholders’ equity	51,419	(814)	50,605

Balance sheet items at December 31, 2008:
Other receivable	1,041	(107)	934
Other current assets	582	(176)	406
Total current assets	46,384	(283)	46,101
Total assets	48,405	(283)	48,122
Accrued expenses	3,091	319	3,410
Total current liabilities	13,599	319	13,918
Additional paid in capital	24,520	(557)	23,963
Employee share purchase receivable	(708)	708	—
Retained earnings	10,971	(753)	10,218
Total stockholders’ equity	34,806	(602)	34,204
Liabilities and stockholders’ equity	48,405	(283)	48,122

Statement of income items for the year ended December 31, 2009:
General and administrative	19,444	(279)	19,165
Total operating expenses	29,379	(279)	29,100
Income from operations	4,348	279	4,627
Income before income tax expense	4,275	279	4,554
Income tax (expense)	(1,814)	(212)	(2,026)
Net income	2,461	67	2,528

Statement of income items for the year ended December 31, 2008:
General and administrative	21,209	475	21,684
Total operating expenses	34,580	475	35,055
Income from operations	24,142	(475)	23,667
Income before income tax expense	24,000	(475)	23,525
Income tax (expense)	(9,597)	(212)	(9,809)
Net income	14,403	(687)	13,716
Net income per share available to common shareholders - basic	0.61	(0.03)	0.58
Net income per share available to common shareholders - diluted	0.57	(0.02)	0.55

Statement of stockholders’ equity for the year ended December 31, 2009
Additional paid in capital	20,293	(436)	19,857
Advance to employees to purchase shares	(308)	308	—
Retained earnings	13,432	(686)	12,746
Total stockholders’ equity	33,439	(814)	32,625

Statement of stockholders’ equity for the year ended December 31, 2008
Additional paid in capital	24,520	(557)	23,963
Advance to employees to purchase shares	(708)	708	—
Retained earnings	10,971	(753)	10,218
Total stockholders’ equity	34,806	(602)	34,204

Statement of cash flow items for the year ended December 31, 2009:
Net income	2,461	67	2,528
Impairment in employees share purchase receivable	400	(400)	—
Stock based compensation	844	121	965
Other receivable	(413)	(107)	(520)
Other current assets	(3,192)	638	(2,554)
Accrued expenses	(800)	(319)	(1,119)

Statement of cash flow items for the year ended December 31, 2008:
Net income	14,403	(687)	13,716
Impairment in employees share purchase receivable	256	(256)	—
Stock based compensation	641	731	1,372
Accounts receivable	1,555	(107)	1,448
Other receivable	1,961	107	2,068
Other current assets	(204)	283	79
Accrued expenses	(1,418)	(71)	(1,489)

(17)                          Subsequent Events:

See Recent Developments in Note 1.

Item 15(b)                                         Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

(in thousands)

Description	Balance at the beginning of the year	Charged to revenue, cost, or expenses	Deductions	Balance at the end of the year
Reserve deducted from asset to which it applies:
Year ended December 31, 2009
Reserve for sales returns	$171	$478	$(535)	$114
Reserve for charge-backs	54	—	(32)	22

Year ended December 31, 2010
Reserve for sales returns	$114	$242	$—	$356
Reserve for charge-backs	22	18	—	40

(c)                                  Exhibits

The following exhibits are incorporated by reference or filed herewith

Exhibit Number	Exhibits

2.1	Agreement and Plan of Merger, dated as of March 15, 2006, by and between Bidz.com, Inc., a Delaware corporation, and Bidz.com, Inc., a California corporation (1)
3.1	Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
10.1	2001 Stock Option Plan(4)
10.2	2002 Stock Option Plan(5)
10.3	2006 Stock Award Plan (6)
10.4	Employment Agreement, dated as of June 6, 2006, between Bidz.com, Inc. and David Zinberg (7)
10.4.1	Employment Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (8)
10.5	Employment Agreement, dated as of June 6, 2006, between Bidz.com, Inc. and Lawrence Y. Kong (9)
10.6	Stock Vesting Agreement, dated as of June 30, 2001, between Bidz.com, Inc. and Lawrence Y. Kong (10)
10.7	Form of Indemnification Agreement between Bidz.com, Inc. and each officer and director (11)
10.7.1	Indemnification Agreement, dated as of November 1, 2002, between Bidz.com, Inc. and David Zinberg (12)
10.8	Lease, between Bidz.com, Inc. and PAS Trust, dated as of April 15, 2003, and Addendum No. 2, dated as of March 3, 2004(13)
10.9	Client Service Agreement dated January 2, 2006 between Bidz.com, Inc. and Administaff Companies II, L.P. (14)
10.10	Loan and Security Agreement by Bidz.com, Inc. and LaSalle Retail Finance, dated July 12, 2006 (15)
10.11	Employment Agreement, dated as of March 1, 2007 between Bidz.com, Inc. and Leon Kuperman (16)
10.12	Employment Agreement, dated as of February 21, 2007 between Bidz.com, Inc. and Claudia Liu (17)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Exhibit 2.1 of Registrant’s Form S-1 (File No. 333-132545).
(2)	Incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1 (File No. 333-132545).
(3)	Incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 (File No. 333-132545).
(4)	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10 (File No. 000-51257).
(5)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 (File No. 000-51257).
(6)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 (File No. 333-132545).
(7)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form S-1 (File No. 333-132545).
(8)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10 (File No. 000-51257).
(9)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1 (File No. 333-132545).
(10)	Incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 (File No. 333-132545).
(11)	Incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1 (File No. 333-132545).
(12)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10 (File No. 000-51257).
(13)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10 (File No. 000-51257).
(14)	Incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 (File No. 333-132545).
(15)	Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10 (File No. 000-51257)
(16)	Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10 (File No. 000-51257)
(17)	Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10 (File No. 000-51257)
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

Dated: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER G. HANELT	Chairman of the Board	March 11, 2011
Peter G. Hanelt

/s/ DAVID ZINBERG	Chief Executive Officer (Principal	March 11, 2011
David Zinberg	Executive Officer)

/s/ LAWRENCE Y. KONG	Chief Financial Officer and	March 11, 2011
Lawrence Y. Kong	Director (Principal Financial and
Accounting Officer)

/s/ MAN JIT SINGH	Director	March 11, 2011
Man Jit Singh

/s/ GARRY ITKIN	Director	March 11, 2011
Garry Itkin