Form 10-Q
period 2011-03-31
Bidz.com, Inc.
filed 2011-05-11
CIK 1324105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of April 30, 2011: 19,422,489

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	December 31,	March 31,
	2010 (1)	2011
		(Unaudited)
Assets
Current assets:
Cash	$8,074	$3,784
Accounts receivable	682	491
Inventories, net of reserves of $1,694 and $1,523 at December 31, 2010 and March 31, 2011, respectively	32,136	35,854
Other receivables (includes related party amounts of $363 and $476 at December 31, 2010 and March 31, 2011, respectively)	1,824	1,536
Current portion of deferred tax assets	2,516	2,628
Other current assets	673	925
Total current assets	45,905	45,218
Long term deferred tax assets	662	624
Property and equipment, net	637	612
Intangible asset, net	235	327
Deposits	157	298
Total assets	$47,596	$47,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes related party amounts of $3,119 and $4,346 at December 31, 2010 and March 31, 2011, respectively)	$14,188	$14,398
Accrued expenses	2,494	2,170
Deferred revenue	1,521	918
Total current liabilities	18,203	17,486

Contingencies (Note 10)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2010 and March 31, 2011, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued 19,708,991 and 19,376,177 and outstanding 19,379,177 and 19,376,177 at December 31, 2010 and March 31, 2011, respectively	20	19
Additional paid in capital	18,202	18,573
Shares held in treasury, at cost; 175,814 and 0 shares at December 31, 2010 and March 31, 2011, respectively	(212)	—
Accumulated earnings	11,383	11,001
Total stockholders’ equity	29,393	29,593

	$47,596	$47,079

(1)          Derived from audited financial statements.

See accompanying notes to these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2011
Net revenue:
Merchandise sales	$26,467	$23,109
Wholesale merchandise sales (includes related party amounts of $1,197 and $995 for the three months ended March 31, 2010 and 2011, respectively)	1,647	1,637
Other revenue	75	151
	28,189	24,897
Cost of revenue	21,000	17,923
Gross Profit	7,189	6,974
Operating expenses:
General and administrative	5,411	5,666
Sales and marketing	1,587	1,643
Depreciation and amortization	216	131
Total operating expenses	7,214	7,440
Loss from operations	(25)	(466)
Other expense - interest (expense)	(11)	—
Loss before income tax benefit (expense)	(36)	(466)
Income tax benefit (expense)	(75)	84
Net loss	$(111)	$(382)

Net loss per share available to common shareholders – basic and diluted	$(0.01)	$(0.02)
Weighted average number of shares outstanding – basic and diluted	21,949,359	19,376,177

See accompanying notes to these condensed financial statements.

Bidz.com, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2011
Cash flows provided by (used for) operating activities:
Net loss	$(111)	$(382)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	216	131
Stock-based compensation	262	214
Deferred taxes	(21)	38
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(44)	191
Inventories	9,582	(3,718)
Other receivables	117	664
Current portion of deferred tax assets	138	(112)
Other current assets	1,799	(252)
Deposits	—	(141)
Increase (decrease) in liabilities:
Accounts payable	(2,099)	210
Accrued expenses	(352)	(324)
Deferred revenue	247	(603)
Net cash provided by (used for) operating activities	9,734	(4,084)

Cash flows used for investing activities:
Capital expenditures	(72)	(198)
Net cash used for investing activities	(72)	(198)

Cash flows used for financing activities:
Revolving credit line	(2,898)	—
Tax benefit from stock based compensation	—	(8)
Purchase of treasury stock	(102)	—
Net cash used for financing activities	(3,000)	(8)

Net increase (decrease) in cash	6,662	(4,290)
Cash, beginning of period	1,121	8,074
Cash, end of period	$7,783	$3,784

Supplemental disclosure of cash flow information:
Interest paid	$11	$—
Supplemental disclosure of non-cash investing and financing activities:
Retirement of treasury shares	$102	$212

See accompanying notes to these condensed financial statements.

BIDZ.COM, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2010 filed in the Annual Report on Form 10-K by us on March 11, 2011 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature which are necessary to present fairly the financial position of Bidz.com, Inc. as of March 31, 2011 and the results of operations for the three month periods ended March 31, 2010 and 2011 and the cash flows for the three month periods ended March 31, 2010 and 2011.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We have evaluated subsequent events from the date of the condensed interim balance sheet through the date of the filing of this Form 10-Q. During this period, no material recognizable subsequent events were identified that relate to the three month period ended March 31, 2011. See “Subsequent Events” for disclosure of non-recognized subsequent events.

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

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia. Revenue generated from the United States accounted for approximately 62.1% and 59.9% of net revenue for the three month periods ended March 31, 2010 and 2011, respectively.

Subsequent Events

On May 6, 2011, we entered into a consulting agreement with Nyu-Satsu Inc. (“Consultant”), under which the Consultant will provide certain consulting and other strategic advisory services, and provide related financial advisory and sales and marketing services to us (as more fully described in Item 5). As compensation for the Consultant’s services under the consulting agreement, the Company issued to the Consultant, concurrently with execution of the consulting agreement, a warrant to purchase 2,165,642 shares of the Company’s common stock, representing approximately 10% of the outstanding shares, including the warrant shares, at an exercise price equal to $1.40 per share. The warrant term is five years from the vesting date and contains customary anti-dilution provisions such as issuance of any stock dividends, forward stock split, reverse stock split, or any recapitalization of the outstanding Common Stock of Company. Exercise of the warrant is conditioned on the Consultant arranging, within ninety days after commencement of the consulting agreement, a binding financing commitment in favor of the Company for a credit facility in the principal amount of at least $10 million with a minimum term of three (3) years and interest not to exceed nine percent per annum and such other terms as required by the Board of Directors of the Company.  The credit facility shall be subject at all times to the final approval or disapproval of the Board of Directors of Company.

On April 1, 2011, we incorporated Modnique, Inc. as a Delaware corporation and a wholly owned subsidiary of Bidz.com, Inc. Modnique operates our online retail site for designer products and consumer goods that provides an event sale concept. We negotiate favorable deals with designers and manufacturers, including purchasing inventory from recognizable brand names at deep discounts to attract customers that are fashion minded as well as cost conscious.

Recent Developments

In the first quarter of 2011, we effectively cancelled 157,000 shares held as collateral by us that were issued in 2007 when we gave employees nonrecourse loans (other than the underlying shares) to purchase shares. When the loans were not repaid by February 28, 2011, we cancelled these shares. We had granted one year loans to employees in November 2007 to purchase shares when they exercised their stock options. These loans were extended for 15 months in November 2008, and then another year in February 2010.

On February 24, 2011, we were granted a Motion to Dismiss the Federal Derivative Action without leave to amend. In July, 2009, the Company and certain of its officers and its Board of Directors were named as defendants in a shareholder derivative lawsuit filed in the United States District Court for the Central District of California (Farris Hassan v. Bidz.com, Inc., et al., cv09-04984 (CBM) (C.D. Cal. (filed July 10, 2009) (the “Federal Derivative Action”)). The Federal Derivative Action alleges violations of law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of California Corporations Code. An amended complaint also includes allegations relating to the Company’s co-op marketing contributions and minimum gross profit guarantees. On April 27, 2010, the United States District Court granted the Company’s Motion to Dismiss the Federal Derivative Action with leave to amend. The plaintiff filed an amended complaint, and the Company filed another Motion to Dismiss on July 12, 2010. The Court took the Motion under submission in November 2010, and on February 24, 2011, the United States District Court granted the Company’s Motion to Dismiss the Federal Derivative Action without leave to amend.

2.             Loss per Common Share

The basic loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were not anti-dilutive.

Any dilutive effect of outstanding stock options is reflected in diluted loss per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month periods ended March 31, 2010 and 2011.  The following table sets forth the computation of basic and diluted net loss per share (unaudited).

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2011
Basic and diluted net loss per share:
Numerator:
Net loss	$(111)	$(382)
Denominator:
Weighted common shares outstanding	21,949,359	19,376,177
Effect of dilutive securities	—	—
Denominator for diluted calculation	21,949,359	19,376,177
Net loss per share, basic	$(0.01)	$(0.02)
Net loss per share, diluted	$(0.01)	$(0.02)

There was no dilutive effect from outstanding stock options for the three month periods ended March 31, 2010 and 2011 as all the stock options outstanding at period end were “out of the money” and are anti-dilutive.

3.             Inventories

Inventories consist of the following (in thousands) as of:

	December 31, 2010	March 31, 2011 (unaudited)
Fine jewelry, watches, accessories and other	$31,449	$34,564
Loose diamonds and semi-precious stones	293	141
Prepaid inventory	1,666	1,750
Inventory with manufacturing vendors	422	922
Product inventories	33,830	37,377
Less: Inventory reserve	(1,694)	(1,523)
	$32,136	$35,854

4.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, wholly owned by Bank of America, to provide working capital financing secured by inventories and tangible assets. The revolving credit line agreement was set to expire in July of 2010. We terminated the $25 million revolving credit line on April 2, 2010.

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

We are also required to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to adoption, as if we had adopted the statement at its effective date of January 1, 1995. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.  During the three month periods ended March 31, 2010 and 2011, we recognized income tax expense of $89,000 and $93,000, respectively for APIC shortfalls.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $241,000 and $213,000 for the three month periods ended March 31, 2010 and 2011, respectively. The unamortized stock-based expense for restricted stock awards was $1.4 million at March 31, 2011.

A summary of all restricted stock activity during the three month period ended March 31, 2011 is as follows:

Restricted shares outstanding, December 31, 2010	530,650
Shares granted	—
Shares vested	(27,500)
Shares forfeited	—
Restricted shares outstanding, March 31, 2011	503,150

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

The following is a summary of stock option activity during the three month period ended March 31, 2011.

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2010	6,434,500	6.09	0.41	0.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(154,000)	6.26
Outstanding at March 31, 2011	6,280,500	6.09	0.18	0.00
Vested and Exercisable at March 31, 2011	6,280,500	6.09	0.18	0.00

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011.

			Options outstanding and exercisable at March 31, 2011
			Options outstanding		Options exercisable
			Weighted	Weighted		Weighted
		Number	average	average	Number	average
Range of		outstanding	remaining life of	exercise	exercisable	exercise
exercise prices		3/31/2011	contract (years)	price	3/31/2011	price
$6.00	$6.00	6,057,500	0.14	$6.00	6,057,500	$6.00
$6.50	$6.50	95,500	0.94	$6.50	95,500	$6.50
$9.90	$9.90	127,500	1.21	$9.90	127,500	$9.90
$6.00	$9.90	6,280,500	0.18	$6.09	6,280,500	$6.09

Stock-based compensation expense from stock options for the three month periods ended March 31, 2010 and 2011 amounted to $21,000 and $1,000, respectively. The unamortized stock-based compensation expense from stock options at March 31, 2011, is $0.

6.                                      Segment Information

Net revenue by geographic area is presented based upon the country of destination. Canada is the only foreign country that accounted for 10% or more of net revenue for any of the periods presented. Net revenue by geographic areas for the three month periods ended March 31, 2010 and 2011 are as follow:

(in thousands, except percentage data)

	Three Months Ended
	March 31,
	2010		2011
Geographic area	Amount	Percent	Amount	Percent
United States	$17,494	62.1%	$14,912	59.9%
Canada	2,842	10.1	4,778	19.2
Other International	7,853	27.8	5,207	20.9
Total	$28,189	100.0%	$24,897	100.0%

7.                                      Concentrations

Purchases from two vendors, including related party disclosed in Note 8, amounted to $2.7 million and $5.7 million representing 21.7% and 25.5% of the total purchases during the three month periods ended March 31, 2010 and 2011, respectively. Outstanding accounts payable to the two vendors totaled $3.9 million and $4.8 million as of December 31, 2010 and March 31, 2011, respectively. Loss of either of these vendors is not expected to have a significant negative impact on the operations of the Company.

8.                                      Related Party Transaction

During the three month periods ended March 31, 2010 and 2011, we purchased approximately 13.2% and 13.6%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 7.4% of our outstanding common stock as of March 31, 2011. The accounts payable balances due to LA Jewelers were $3.1 million and $4.3 million as of December 31, 2010 and March 31, 2011, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the three month periods ended March 31, 2010 and 2011, we earned approximately $185,000 and $330,000, respectively from LA Jewelers relating to co-op marketing contributions and $336,000 was unamortized as of March 31, 2011. The amounts of co-op marketing contributions due from LA Jewelers were $363,000 and $476,000 as of December 31, 2010 and March 31, 2011, respectively.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the three month periods ended March 31, 2010 and 2011, we recognized $89,000 and $0, respectively, under this agreement. This agreement was terminated in August 2010 due to weak market conditions.  As of December 31, 2010 and March 31, 2011, we have no balance outstanding under this gross profit margin guarantee.

During the three month periods ended March 31, 2010 and 2011, we recorded $1.2 million and $1.0 million, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was no accounts receivable due from this customer as of December 31, 2010 and March 31, 2011.

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

Cost of Revenue

Cost of revenue includes product costs, inventory reserves charges, gain or loss on foreign currency exchange when purchasing products from international vendors, inbound and outbound shipping charges, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other electronic payment fees, and is recorded in the same period in which related revenue has been recorded. The cost of revenue is reduced by amortized co-op marketing contributions from our vendors and referral credits given to referees through our “refer a friend” program.

Outbound shipping costs on merchandise sales totaled $1.5 million and $1.5 million in the three month periods ended March 31, 2010 and 2011, respectively.

Inventories

Inventories consist mainly of merchandise purchased for resale and are stated at the lower of first-in, first-out (FIFO) cost or market.

Inventory Reserve

The unique nature of our business model where customers set the prices they are willing to pay may result in items selling below our cost.  We provide reserves against our inventory based on the estimated difference between the average selling price and the cost of inventory, which are included in cost of revenue. In addition, reserves are provided on potential loss of value on damaged goods and other not readily sellable items.

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions as an incentive for us to market and sell their merchandise on the Bidz website. We account for the co-op marketing contributions that cannot be identified specifically to benefit the vendors as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three month periods ended March 31, 2010 and 2011, we have recognized $2.0 million and $1.4 million of co-op marketing contributions, respectively. Approximately $3.2 million remains unamortized and is included as an offset to inventory as of March 31, 2011. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $1.5 million as of March 31, 2011.

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2010	2011
Net revenue	100.0%	100.0%
Gross profit	25.5	28.0
Operating expenses:
General & administrative	19.2	22.8
Sales & marketing	5.6	6.6
Depreciation & amortization	0.8	0.5
Total operating expenses	25.6	29.9
Loss from operations	(0.1)	(1.9)
Income tax benefit (expense)	(0.3)	0.3
Net loss	(0.4)%	(1.6)%

Net Revenue

Substantially all of our net revenue consists of jewelry, accessories, and consumer products sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is not online, shipping and handling, auction transaction fees and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2010	2011
Merchandise sales	85.5%	82.6%
Wholesale merchandise sales	5.8	6.6
Shipping & handling	5.6	7.6
Transaction fees	2.8	2.6
Other revenue	0.3	0.6
Total net revenue	100.0%	100.0%

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factors in maintaining demand for our products and increasing net revenue.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Net loss in the three months ended March 31, 2011 was $382,000, or $0.02 per basic and diluted share and in the three months ended March 31, 2010 was $111,000, or $0.01 per basic and diluted share. Net loss increased by $271,000 in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Net Revenue

Net revenue decreased 11.7% to $24.9 million in the three months ended March 31, 2011 from $28.2 million in the three months ended March 31, 2010. Wholesale merchandise sales were basically unchanged at $1.6 million in the three months ended March 31, 2011 compared to $1.6 million in the three months ended March 31, 2010. We were also impacted by the changeover to our new bidz.com website on March 16, 2011 which negatively impacted revenue as our existing customers experience difficulty in transitioning over to the new website.

We continue to experience a slowdown in our revenue. There was an overall decrease in online demand for our jewelry and other merchandise as we believe consumers reduced their discretionary spending. If the demand continues to be weak it will cause a negative effect on our revenue. We anticipate that net revenue will be lower for the second quarter of 2011 compared to the first quarter as the second quarter is a seasonally weak period for our sales.

Gross Profit

Gross profit decreased 3.0% to $7.0 million in the three months ended March 31, 2011 from $7.2 million in the three months ended March 31, 2010. The decrease in gross profit resulted from the decrease in sales revenue which declined by 11.7% for the three months ended March 31, 2011 compared to the prior year period offset by the increase in gross profit margin to 28.0% in the three months ended March 31, 2011 from 25.5% in the prior year period.

General and Administrative Expenses

General and administrative expense increased 4.7% to $5.7 million in the three months ended March 31, 2011 from $5.4 million in three months ended March 31, 2010. The increase in general and administrative expenses was due to higher expenses for Modnique and legal fees. General and administrative expense as a percentage of net revenue increased to 22.8% in the three months ended March 31, 2011 from 19.2% in the three months ended March 31, 2010 as a result of deleveraging from lower revenue and higher general and administrative expense.

Sales & Marketing Expenses

Sales and marketing expense increased 3.5% to $1.64 million in the three months ended March 31, 2011 from $1.59 million in the three months ended March 31, 2010. Sales and marketing expense as a percentage of net revenue increased to 6.6% in the three months ended March 31, 2011 from 5.6% in the three months ended March 31, 2010.

Income Tax Expense

Income tax benefit was $84,000 in the three months ended March 31, 2011 compared to an income tax expense of $75,000 in the three months ended March 31, 2010, with effective tax rates of 18.1% and 208.3%, respectively. Income tax benefit and expense were adversely affected when we recorded a reversal in deferred tax benefit from restricted stock awards that vested in the first quarters of 2011 and 2010 at a market value that was substantially lower than the grant date market value, since there was no APIC pool to offset this shortfall.

Additional Quarterly Data

	Three Months Ended March 31,
	2010	2011
Average gross selling price per order	$202	$187
Average orders per day	1,728	1,550
Average items sold per day	7,298	6,110
Acquisition cost per new buyer	$38	$40
Number of new buyers	41,264	40,711

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

As of March 31, 2011, we had a working capital surplus of $27.7 million and no long-term debt obligations. Net cash used for operating activities was $4.1 million in the three months ended March 31, 2011 compared to net cash provided of $9.7 million in the three months ended March 31, 2010. Cash in the three months ended March 31, 2011 was primarily affected by changes in net loss and inventories and in the three months ended March 31, 2010 was primarily affected by changes in net loss, inventories, other current assets and accounts payable. Our inventories and accounts payable generally increase or decrease in line with changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our sales.

We recorded a net loss of $382,000 in the three months ended March 31, 2011 compared to $111,000 in the three months ended March 31, 2010. In the three months ended March 31, 2011, inventories increased by $3.7 million. In the three months ended March 31, 2010, inventories decreased by $9.6 million, other current assets decreased by $1.8 million and accounts payable decreased by $2.1 million all of which resulted in a net increase in our cash position.

Net cash used in investing activities was $198,000 in the three months ended March 31, 2011 compared to $72,000 in the three months ended March 31, 2010. The cash was used for capital expenditures related mainly to acquisition of office and computer equipment, and software in both periods, except that in the three months ended March 31, 2011, $95,000 was used for acquisition of intangible assets.

In the three months ended March 31, 2011, there was nominal financing activity when there was a $8,000 reduction in tax benefit from stock based compensation. In the three months ended March 31, 2010, net cash of $3.0 million was used in financing activities when $2.9 million was used to repay our revolving credit line, and $102,000 was used to repurchase our common stock shares.

We believe that cash currently on hand and cash flows from operations will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the extent of our advertising and marketing programs; the levels of the inventory we carry; and other factors relating to our business. Enhancement of our website, network infrastructure, and transaction processing systems may require us to spend significantly more than we have in the past. Moreover, to date our spending in these areas has been lower than industry averages. We may require additional financing in the future in order to execute our operating plan and continue as a going concern, and we may not be able to obtain such financing. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt and equity.

Lease Obligations

The following table presents our contractual obligations as of March 31, 2011, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Property leases	$2,076	$1,536	$540	$—	$—
Equipment leases	86	52	34	—	—
Software financing	76	76	—	—	—
Patent license	525	105	210	210	—
	$2.763	$1,769	$784	$210	$—

We are obligated for the lease of our offices and warehouses, operating leases for copy machines, financed software enhance plan, and licensing agreement on patents. We leased a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse in Culver City, California and the leases expire in June 2012 and August 2012, respectively. In November 2009, we leased a 26,000 square-foot office and warehouse in Marina Del Rey, California and the lease expires in October 2012.

Reclassification

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. We do not believe that a change in market interest rates would have a material effect on our results of operations or financial condition. Although we derive a portion of our sales outside of the United States, all of our sales are denominated in U.S. dollars. We record an immaterial gain or loss on foreign currency exchange when purchasing products from international vendors. We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2011, that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The continued success of our business depends on the willingness of our customers to spend in a discretionary manner. Jewelry is essentially perceived as a luxury good. If the economy is weak it will cause people to feel less comfortable purchasing discretionary goods and would cause a negative effect on our operating results. Our annual and quarterly operating results may vary significantly in the future based on economic factors over which we have little or no control. Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in economic factors could negatively affect our business and results of operations.

Our business has been and may continue to be significantly impacted by weak worldwide economic conditions, and the current uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

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

Our annual and quarterly operating results may fluctuate based on how well we manage our business to respond to the weak economy. Some of these factors include the following:

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

Growth of our business may depend on our ability to successfully introduce and expand new product offerings, including those on modnique.com

Our ability to significantly increase our net sales and maintain and increase our profitability may depend on our ability to successfully introduce and expand new product lines beyond our current offerings. In February 2010, we launched modnique.com, a division that will be focused on online retailing of designer products, entertainment tickets, travel, and other consumer goods through a sale event concept. If we offer a new website such as modnique.com that is not well accepted by consumers, the Bidz.com brand and reputation could be adversely affected, our net sales may fall short of expectations and we may incur substantial expenses that are not offset by increased net sales. Introduction and expansion of new product lines may also strain our management and operational resources.

Our business may be impacted by our ability to obtain debt financing for our operations and the unavailability of funding could adversely affect our business.

As a result of current economic uncertainties, including with respect to global capital and credit markets and overall economic growth, we may find it more difficult or expensive to secure additional capital or credit to pursue actions we would consider beneficial to us or our shareholders. We have terminated, on April 2, 2010, a $25 million revolving line of credit with Bank of America. If we are unable to obtain alternative financing from another lender or lenders in the future, on terms that are acceptable to us, our business, ability to continue operations and financial condition could be adversely impacted.

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

We have and plan to continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through March 31, 2010, we have repurchased 5.8 million shares for a total of approximately $21.2 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $12.3 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report that contains an assessment by management on the company’s internal control over financial reporting in their annual and quarterly reports on Form 10-K and 10-Q. While we are consistently working on improvements and conducting rigorous reviews of our internal controls over financial reporting, our independent auditors may interpret Section 404 requirements and apply related rules and regulations differently. If our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to accept management’s assessment. We were not required to have our independent auditors provide an attestation report on our internal control over financial reporting as we are not an “accelerated filer”. Additionally, if we are not able to meet all the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.

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

In the three month periods ended March 31, 2010 and 2011, 37.9% and 40.1%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top vendors based on the amount of purchases vary from quarter to quarter and year to year.  The top two suppliers accounted for approximately 21.7% and 25.5% of our total purchases in in the three month periods ended March 31, 2010, and 2011, respectively.

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

Because we carry our products in inventory, our net revenue and gross margin may decrease if we are unable to predict and plan for changes in consumer demand.

If our sales increase, we will be required to increase our inventory proportionately. Consumer tastes and preferences for our products can change rapidly, thereby exposing us to significant inventory risks. Currently, because the products we sell also consist of closeout merchandise from manufacturers, distributors, and other suppliers, we have less control over the specific items that we offer for sale than we would if we primarily ordered goods manufactured for us. In addition, it is important that we are able to purchase merchandise that we perceive to be in demand. The demand for specific products can change between the time we order items and when we sell them. As a result, we may be required to take significant inventory markdowns, which could reduce our gross margin, if we do not accurately predict these trends or if we overstock unpopular merchandise.

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

Our jewelry, watch, accessories, and brand name merchandise descriptions are provided by our full-time Gemological Institute of America certified or trained gemologists and other experienced product specialists. We also provide appraisal summaries from third-party gemological laboratories for some of our jewelry items. Nevertheless, there is a subjective component involved with respect to assessing the clarity, color, and carat characteristics of diamonds and other gemstones. In addition, mistakes or discrepancies in our descriptions may occur. Even if our descriptions are accurate, buying a product online may lead to disappointment resulting in returned merchandise. For example, a customer may determine that a piece does not have the expected look, feel, and overall appearance of the merchandise that the buyer envisioned from the website photograph.

Additionally, in response to customer requests and as a convenience to resellers, we provide “Compare,” and/or “Retail” prices for merchandise listed on our website. Compare prices are not meant to reflect fair market values or manufacturer suggested retail prices, and in fact, may be higher than prices found in local retail stores. As a consequence, perceived misrepresentations in item descriptions by disappointed buyers may occur, resulting in negative publicity about and diminished customer confidence in our website.

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

Our founder, executive officers, and directors together beneficially own approximately 39.9% of our common stock as of March 31, 2011. Marina Zinberg, who is the sister of David Zinberg, our Chief Executive Officer, owns an additional 21.1% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No stock awards were granted during the three months ended March 31, 2011.

For information concerning the recent issuance by the Company of warrants to purchase shares of common stock, see Item 5 (Other Information) of this Part II. The offer and sale of the warrant was made in reliance upon the exception from registration under Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended March 31, 2011:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2011	Purchased	Share	Program	Program (1)
January 1 – January 31	—	—	5,814,064	$12,334,830
February 1 – February 28	—	—	5,814,064	$12,334,830
March 1 – March 31	—	—	5,814,064	$12,334,830
Total	—

(1)                                  In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million. As of March 31, 2011 we have repurchased a total of approximately 5.8 million shares for a total of approximately $21.2 million. About $12.3 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

ITEM 5. OTHER INFORMATION

On May 6, 2011, the Company and Nyu-Satsu Inc., a Nevada corporation, entered into a consulting agreement pursuant to which Nyu-Satsu Inc. (“Consultant”) will provide certain consulting and other strategic advisory services, and provide related financial advisory and sales and marketing services to the Company. Concurrently with entry into the consulting agreement, the Company and Consultant entered into a lock-up agreement and mutual non-disclosure agreement, and the Company issued to the Consultant a warrant to purchase common stock. The term of the consulting agreement is one year, and may be extended by agreement of the parties. The consulting agreement may be terminated prior to expiration of its term under certain circumstances, including material breach. During the term of the consulting agreement, the Consultant will be the exclusive adviser to the Company for subsequent debt/equity financings, with targeted amount(s) for such subsequent debt/equity financings of $5 million. Consultant shall be entitled to nominate one member of the board of directors of the Company, which nomination shall be reasonably acceptable to the Governance and Nominations Committee of the Board. As compensation for the Consultant’s services under the consulting agreement, the Company issued to the Consultant, concurrently with execution of the consulting agreement, a warrant to purchase 2,165,642 shares of the Company’s common stock, representing approximately 10% of the outstanding shares, including the warrant shares, at an exercise price equal to $1.40 per share. In addition to the compensation represented by the warrant, Consultant will also be entitled to reimbursement of reasonable expenses incurred in performing its services. The warrant term is five years from the vesting date and contains customary anti-dilution provisions such as issuance of any stock dividends, forward stock split, reverse stock split, or any recapitalization of the outstanding Common Stock of Company. Exercise of the warrant is conditioned on the Consultant arranging, within ninety days after commencement of the consulting agreement, a binding financing commitment in favor of the Company for a credit facility in the principal amount of at least $10 million with a minimum term of three (3) years and interest not to exceed nine percent per annum and such other terms as required by the Board of Directors of the Company.  The credit facility shall be subject at all times to the final approval or disapproval of the Board of Directors of Company. Transfer of all or portions of the warrant, and sale of shares received upon exercise of the warrant are restricted under the lock-up agreement entered into concurrently with execution of the consulting agreement. Under the lock-up agreement, neither the warrant nor any warrant shares may be sold during the first year following closing of the credit facility described above, and during the second year, up to 10% of the warrant and warrant shares may be sold. After the second year, there are no restrictions under the lock-up agreement on the number of warrants or warrant shares that may be sold.

ITEM 6. EXHIBITS

10

Agreement dated as of May 6, 2011 by and between Bidz.com, Inc. and Nyu-Satsu Inc., a Nevada Corporation, including Exhibit A (Warrant), Exhibit B (Lock-up Agreement), and Exhibit C (Mutual Non-Disclosure Agreement).

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

Dated: May 11, 2011