Form 10-Q
period 2011-06-30
Bidz.com, Inc.
filed 2011-08-15
CIK 1324105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of July 31, 2011: 19,387,789

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

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	June 30,
	2010 (1)	2011
		(Unaudited)
Assets
Current assets:
Cash	$8,074	$2,076
Accounts receivable	682	811
Inventories, net of reserves of $1,694 and $1,574 at December 31, 2010 and June 30, 2011, respectively	32,136	37,154
Other receivables (includes related party amounts of $363 and $423 at December 31, 2010 and June 30, 2011, respectively)	1,824	1,250
Current portion of deferred tax assets	2,516	—
Other current assets	673	1,775
Total current assets	45,905	43,066
Long term deferred tax assets	662	—
Property and equipment, net	637	552
Intangible asset, net	235	324
Deposits	157	157
Total assets	$47,596	$44,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes related party amounts of $3,119 and $3,788 at December 31, 2010 and June 30, 2011, respectively)	$14,188	$16,367
Accrued expenses	2,494	2,242
Deferred revenue	1,521	1,109
Total current liabilities	18,203	19,718

Contingencies (Note 10)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2010 and June 30, 2011, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued 19,708,991 and 19,387,789 and outstanding 19,379,177 and 19,387,789 at December 31, 2010 and June 30, 2011, respectively	20	19
Additional paid in capital	18,202	18,666
Shares held in treasury, at cost; 175,814 and 0 shares at December 31, 2010 and June 30, 2011, respectively	(212)	—
Accumulated earnings	11,383	5,696
Total stockholders’ equity	29,393	24,381

	$47,596	$44,099

(1)   Derived from audited financial statements.

See accompanying notes to these condensed consolidated financial statements.

Bidz.com, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Net revenue:
Merchandise sales	$23,704	$18,318	$50,172	$41,427
Wholesale merchandise sales (includes related party amounts of $1,341 and $981 for the three months ended June 30, 2010 and 2011, respectively, and $2,538 and $1,976 for the six months ended June 30, 2010 and 2011, respectively)	1,941	1,602	3,588	3,239
Other revenue	77	119	151	270
	25,722	20,039	53,911	44,936
Cost of revenue	19,560	15,513	40,560	33,435
Gross Profit	6,162	4,526	13,351	11,501
Operating expenses:
General and administrative	5,425	5,238	10,837	10,905
Sales and marketing	1,446	2,214	3,033	3,858
Depreciation and amortization	174	122	389	252
Total operating expenses	7,045	7,574	14,259	15,015
Loss from operations	(883)	(3,048)	(908)	(3,514)
Other expense - interest (expense)	—	—	(11)	—
Loss before income tax benefit (expense)	(883)	(3,048)	(919)	(3,514)
Income tax benefit (expense)	230	(2,257)	155	(2,173)
Net Loss	$(653)	$(5,305)	$(764)	$(5,687)

Net loss per share available to common shareholders — basic and diluted	$(0.03)	$(0.27)	$(0.03)	$(0.29)
Weighted average number of shares outstanding — basic and diluted	21,839,212	19,410,357	21,893,981	19,470,560

See accompanying notes to these condensed consolidated financial statements.

Bidz.com, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2011
Cash flows provided by (used for) operating activities:
Net loss	$(764)	$(5,687)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	389	252
Stock-based compensation	515	398
Deferred taxes	(703)	3,170
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(535)	(129)
Inventories	5,526	(5,018)
Other receivables	(361)	950
Other current assets	2,381	(1,102)
Increase (decrease) in liabilities:
Accounts payable	4,392	2,179
Accrued expenses	406	(252)
Deferred revenue	610	(412)
Net cash provided by (used for) operating activities	11,856	(5,651)

Cash flows used for investing activities:
Capital expenditures	(102)	(256)
Net cash used for investing activities	(102)	(256)

Cash flows used for financing activities:
Revolving credit line	(2,898)	—
Repurchase of common stock from net vesting of restricted shares	(131)	(91)
Purchase of treasury stock	(135)	—
Net cash used for financing activities	(3,164)	(91)

Net increase (decrease) in cash	8,590	(5,998)
Cash, beginning of period	1,121	8,074
Cash, end of period	$9,711	$2,076

Supplemental disclosure of cash flow information:
Interest paid	$11	$—
Supplemental disclosure of non-cash investing and financing activities:
Retirement of treasury shares	$102	$212

See accompanying notes to these condensed consolidated financial statements.

BIDZ.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2011 (UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and related notes should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2010 filed in the Annual Report on Form 10-K by us on March 11, 2011 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature which are necessary to present fairly the condensed consolidated financial position of Bidz.com, Inc. as of June 30, 2011 and the condensed consolidated results of operations for the three month and six month periods ended June 30, 2010 and 2011 and the condensed consolidated cash flows for the six month periods ended June 30, 2010 and 2011.  The condensed consolidated results of operations for the three month and six month periods ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We have evaluated subsequent events from the date of the condensed interim consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, no material recognizable subsequent events were identified that relate to the three month and six month periods ended June 30, 2011. See “Subsequent Events” for disclosure of non-recognized subsequent events.

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. In June 2006, we reincorporated in Delaware with our principle location of business in Los Angeles. We operate websites located at www.bidz.com and www.buyz.com for the purpose of selling merchandise, utilizing our unique sales auction and fixed price platforms, and www.modnique.com for online retailing of designer products, entertainment tickets, travel, and other consumer goods.

In April 2011, we incorporated Modnique, Inc. as a Delaware corporation and a wholly owned subsidiary of Bidz.com, Inc. Modnique operates our online retail site for designer products and consumer goods that provides a sales event concept. We negotiate favorable deals with designers and manufacturers, including purchasing inventory from recognizable brand names at deep discounts to attract customers that are fashion minded as well as cost conscious.

We sell our products throughout the United States and have expanded the reach of our customer base to Canada, Australia, Europe, Middle East and Asia. Revenue generated from the United States accounted for approximately 57.4% and 58.4% of net revenue for the three months ended June 30, 2010 and 2011, respectively, and 59.9% and 59.2% for the six months ended June 30, 2010 and 2011, respectively.

Subsequent Events

As more fully described in Part II, Item 5, on May 6, 2011, the Company entered into an agreement with Nyu-Satsu, Inc., a Nevada corporation, pursuant to which the Company issued a warrant to purchase 2,165,642 shares of the Company’s common stock. Exercise of the warrant was conditioned on Nyu-Satsu, Inc. arranging, within ninety days after commencement of the agreement, a binding financing commitment in favor of the Company for a credit facility in the principal amount of at least $10 million with a minimum term of three (3) years and interest not to exceed nine percent per annum and such other terms as required by the Board of Directors of the Company.  The Company did not receive the financing commitment by the facility deadline date.  Accordingly, the Company’s Board of Directors elected to terminate the agreement pursuant to its terms and allow the warrant to expire.

Recent Developments

On May 6, 2011, we entered into a consulting agreement with Nyu-Satsu Inc. (“Consultant”), under which the Consultant will, within ninety days, arrange a binding commitment for a $10 million credit facility (as more fully described in Part II, Item 5). As compensation for the Consultant’s services under the consulting agreement, we issued to the Consultant, concurrently with execution of the consulting agreement, a warrant to purchase 2,165,642 shares of our common stock, representing approximately 10% of the outstanding shares, including the warrant shares, at an exercise price equal to $1.40 per share. The warrant term is five years from the vesting date.

Vesting and exercise of the warrant is conditioned on the Consultant arranging, within ninety days after commencement of the consulting agreement, a binding financing commitment in our favor, a credit facility in the principal amount of at least $10 million with a minimum term of three (3) years and interest not to exceed nine percent per annum and such other terms as required by our Board of Directors.  The credit facility shall be subject at all times to the final approval or disapproval of our Board of Directors.

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

Any dilutive effect of outstanding stock options is reflected in diluted loss per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month and six month periods ended June 30, 2010 and 2011.  The following table sets forth the computation of basic and diluted net loss per share (unaudited).

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Basic and diluted net loss per share:
Numerator:
Net loss	$(653)	$(5,305)	$(764)	$(5,687)
Denominator:
Weighted common shares outstanding	21,839,212	19,410,357	21,893,981	19,470,560
Effect of dilutive securities	—	—	—	—
Denominator for diluted calculation	21,839,212	19,410,357	21,893,981	19,470,560
Net loss per share, basic and diluted	$(0.03)	$(0.27)	$(0.03)	$(0.29)

There were no dilutive effect from outstanding stock options for the three month and six month periods ended June 30, 2010 and 2011 as all the stock options outstanding at period end were “out of the money” and are anti-dilutive.

3.             Inventories

Inventories consist of the following (in thousands) as of:

	December 31, 2010	June 30, 2011 (unaudited)
Fine jewelry, watches, accessories and other	$31,449	$34,274
Loose diamonds and semi-precious stones	293	273
Prepaid inventory	1,666	3,043
Inventory with manufacturing vendors	422	1,138
Product inventories	33,830	38,728
Less: Inventory reserve	(1,694)	(1,574)
	$32,136	$37,154

4.             Revolving Credit Line

In July 2006, we entered into a revolving credit line agreement with LaSalle Bank, wholly owned by Bank of America, to provide working capital financing secured by inventories and tangible assets. The revolving credit line agreement was set to expire in July of 2010. We terminated the $25 million revolving credit line on April 2, 2010.

5.             Stock Based Compensation

We recognize in our condensed consolidated financial statements the cost resulting from all share-based payment transactions to employees, including grants of stock options and restricted stocks based on their fair values. We have used the Black-Scholes model to estimate the fair value of options.

Our assessment of the estimated compensation charges will be affected by our stock price as well as assumptions regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

We are also required to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to adoption, as if we had adopted the statement at its effective date of January 1, 1995. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.  During the three month periods ended June 30, 2010 and 2011, we recognized income tax expense of $129,000 and $171,000, respectively, for APIC shortfalls and for the six month periods ended June 30, 2010 and 2011, we recognized $218,000 and $264,000, respectively.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $252,000 and $185,000 for the three month periods ended June 30, 2010 and 2011, respectively, and $493,000 and $397,000 for the six month periods ended June 30, 2010 and 2011, respectively. The unamortized stock-based expense for restricted stock awards was $1.3 million at June 30, 2011.

A summary of all restricted stock activity during the six month period ended June 30, 2011 is as follows:

Restricted shares outstanding, December 31, 2010	530,650
Shares granted	110,000
Shares vested	(191,500)
Shares forfeited	(35,000)
Restricted shares outstanding, June 30, 2011	414,150

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

The following is a summary of stock option activity during the six month period ended June 30, 2011.

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2010	6,434,500	6.09	0.41	0.00
Granted	2,165,642	1.40
Exercised	—	—
Forfeited	—	—
Expired	(6,154,000)	6.01
Outstanding at June 30, 2011	2,446,142	2.15	4.60	0.00
Vested and Exercisable at June 30, 2011	280,500	7.94	0.72	0.00

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011.

			Options outstanding and exercisable at June 30, 2011
			Options outstanding		Options exercisable
			Weighted	Weighted		Weighted
		Number	average	average	Number	average
Range of		outstanding	remaining life of	exercise	exercisable	exercise
exercise prices		6/30/2011	contract (years)	price	6/30/2011	price
$1.40	$1.40	2,165,642	5.10	$1.40	0	$0.00
$6.00	$6.00	57,500	0.26	$6.00	57,500	$6.00
$6.50	$6.50	95,500	0.69	$6.50	95,500	$6.50
$9.90	$9.90	127,500	0.96	$9.90	127,500	$9.90
$1.40	$9.90	2,446,142	4.60	$2.15	280,500	$7.94

Stock-based compensation expense from stock options and warrants for the three month periods ended June 30, 2010 and 2011 amounted to $1,000 and $0, respectively, and for the six months ended June 30, 2010 and 2011 amounted to $22,000 and $1,000, respectively.

As of June 30, 2011, warrants to purchase 2,165,642 shares were not fully vested. The unamortized stock-based compensation expense from stock options and warrants at June 30, 2011, is $0.

During the six months ended June 30, 2011, we issued 2,165,642 warrants to purchase shares in our common stock. The warrants were granted to a consultant (described in Recent Developments in Note 1) at prices above the fair market value of our common stock on the date of grant and 100% would vest upon performance of the consultant’s obligation to deliver a binding $10 million credit facility within ninety days from the date of grant. The warrants expire 5 years from the vest date and the expense would be recognized on a straight-line basis over the term of the credit facility. The fair value of the performance based warrants would be determined on vest date when the consultant delivers on his obligation.

6.                                      Geographic and Segment Information

Geographic Information

Net revenue by geographic area is presented based upon the country of destination. Canada is the only foreign country that accounted for 10% or more of net revenue for any of the periods presented. Net revenue by geographic areas for the three month and six month periods ended June 30, 2010 and 2011 are as follow:

(in thousands, except percentage data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2011		2010		2011
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$14,759	57.4%	$11,708	58.4%	$32,273	59.9%	$26,620	59.2%
Canada	4,319	16.8	3,062	15.3	7,161	13.3	7,840	17.4
Other International	6,644	25.8	5,269	26.3	14,477	26.8	10,476	23.4

Total	$25,722	100.0%	$20,039	100.0%	$53,911	100.0%	$44,936	100.0%

Segment Information

We have organized our operations into two segments: Bidz and Modnique. These segments are the primary areas of measurement and decision-making by our management. Bidz mainly features an online auction format that sells jewelry, watches, accessories and brand name merchandise. Modnique features a sales event concept to sell designer products and consumer goods. We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources. Accounting policies of the segments are the same as those described in the summary of critical accounting policies in Item 2.

The following tables present (in thousands) our segment information:

Net revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Bidz	$25,160	$17,945	$53,071	$40,757
Modnique	562	2,094	840	4,179
Total	$25,722	$20,039	$53,911	$44,936

Operating loss by segment and the reconciliation to loss before tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Bidz	$(480)	$(2,552)	$(270)	$(2,973)
Modnique	(403)	(496)	(638)	(541)
Total operating loss	(883)	(3,048)	(908)	(3,514)
Other expense - interest expense	—	—	(11)	—
Loss before tax	$(883)	$(3,048)	$(919)	$(3,514)

Assets by segment:

	December 31, 2010	June 30, 2011
Bidz	$45,002	$42,662
Modnique	2,594	1,437
Total	$47,596	$44,099

7.                                      Concentrations

Purchases from two vendors amounted to $5.7 million and $1.5 million representing 26.6% and 10.2% of the total purchases during the three month periods ended June 30, 2010 and 2011, respectively, and $8.2 million and $5.7 million representing 24.0% and 15.0% of the total purchases during the six month periods ended June 30, 2010 and 2011, respectively. Outstanding accounts payable to the two vendors totaled $3.9 million and $3.8 million as of December 31, 2010 and June 30, 2011, respectively. Loss of either of these vendors is not expected to have a significant negative impact on the operations of the Company.

8.                                      Related Party Transaction

During the three month periods ended June 30, 2010 and 2011, we purchased approximately 12.3% and 0%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 7.4% of our outstanding common stock as of June 30, 2011. During the six month periods ended June 30, 2010 and 2011, we purchased approximately 12.6% and 8.0%, respectively of our merchandise from LA Jewelers, Inc. The accounts payable balances due to LA Jewelers were $3.1 million and $3.8 million as of December 31, 2010 and June 30, 2011, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the three month periods ended June 30, 2010 and 2011, we earned approximately $274,000 and $17,000, respectively from LA Jewelers relating to co-op marketing contributions and $291,000 was unamortized as of June 30, 2011. For the six month periods ended June 30, 2010 and 2011, we earned approximately $441,000 and $347,000, respectively. The amounts of co-op marketing contributions due from LA Jewelers were $363,000 and $423,000 as of December 31, 2010 and June 30, 2011, respectively.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the three month periods ended June 30, 2010 and 2011, we recognized $0 and $0, respectively, under this agreement, and for the six month periods ended June 30, 2010 and 2011, we recognized $98,000 and $0, respectively. This agreement was terminated in August 2010 due to weak market conditions.  As of December 31, 2010 and June 30, 2011, we have no balance outstanding under this gross profit margin guarantee.

During the three month periods ended June 30, 2010 and 2011, we recorded $1.3 million and $981,000, respectively, and during the six month periods ended June 30, 2010 and 2011, we recorded $2.5 million and $2.0 million, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was no accounts receivable due from this customer as of December 31, 2010 and June 30, 2011.

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

As a result of cumulative losses in recent years and our current projections, we no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety.  As such, we have recorded a valuation allowance for the amount of our net deferred tax assets in excess of our carryback availability.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to our auction site we have retail sites that offer similar items of merchandise as those listed for auction, as well as other designer products and consumer goods.  Buyz.com, our fixed price site for jewelry, provides us access to different types of consumers.  We plan to offer customers the ability to design their own jewelry including diamond earrings and rings in the near future.  Modnique.com, our online retail site for designer products and consumer goods, provides a sales event concept. We plan to negotiate favorable deals with designers and manufacturers, including purchasing inventory from recognizable brand names at deep discounts to attract customers that are fashion minded as well as cost conscious. Inventory is often sold that is held by our suppliers using a just in time ordering and/or drop ship model.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the parent company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

In the Condensed Consolidated Statement of Operations all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

We include transaction fees revenue in net revenue. The 3% auction transaction fees are applied to merchandise sales on the bidz.com site but not to wholesale merchandise sales. The fees do not apply to sales on buyz.com and modnique.com.

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

Outbound shipping costs on merchandise sales totaled $1.4 million and $1.1 million in the three month periods ended June 30, 2010 and 2011, respectively, and $2.8 million and $2.6 million in the six months periods ended June 30, 2010 and 2011, respectively.

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

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions and account for them as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three month periods ended June 30, 2010 and 2011, we have recognized $1.6 million and $1.5 million of co-op marketing contributions, respectively, and for the six month periods ended June 30, 2010 and 2011, we have recognized $3.7 million and $2.9 million, respectively. Approximately $2.6 million remains unamortized and is included as an offset to inventory as of June 30, 2011. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $1.2 million as of June 30, 2011.

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

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	24.0	22.6	24.8	25.6
Operating expenses:
General & administrative	21.1	26.2	20.1	24.3
Sales & marketing	5.6	11.0	5.6	8.6
Depreciation & amortization	0.7	0.6	0.7	0.6
Total operating expenses	27.4	37.8	26.4	33.5
Loss from operations	(3.4)	(15.2)	(1.6)	(7.9)
Income tax benefit (expense)	0.9	(11.3)	0.3	(4.8)
Net loss	(2.5)%	(26.5)%	(1.3)%	(12.7)%

Net Revenue

Substantially all of our net revenue consists of jewelry, accessories, and consumer products sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is not online, shipping and handling, auction transaction fees and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Merchandise sales	81.6%	85.8%	83.7%	84.1%
Wholesale merchandise	7.5	8.0	6.6	7.2
Shipping & handling	7.8	3.0	6.6	5.5
Transaction fee	2.8	2.6	2.8	2.6
Other revenue	0.3	0.6	0.3	0.6

Total net revenue	100.0%	100.0%	100.0%	100.0%

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of costs associated with paid website search marketing, online banner marketing, e-mail campaigns, affiliate programs and optimization services. These marketing programs, which are designed to drive buyers to our website, are the most important factors in generating demand for our products and increasing net revenue.

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Net loss in the three months ended June 30, 2011 was $5.3 million, or $0.27 per basic and diluted share and in the three months ended June 30, 2010 was $653,000, or $0.03 per basic and diluted share. Net loss increased by $4.7 million in the three months ended June 30, 2011 compared to the prior period primarily due to decreases in revenue and gross profit margin.

Net Revenue

Net revenue decreased 22.1% to $20.0 million in the three months ended June 30, 2011 from $25.7 million in the three months ended June 30, 2010. We were impacted by the changeover to our new bidz.com website on March 16, 2011 which negatively impacted revenue as our existing customers experience difficulty in transitioning over to the new website. Wholesale merchandise sales decreased to $1.6 million in the three months ended June 30, 2011 compared to $1.9 million in the three months ended June 30, 2010.

We continue to experience a slowdown in our revenue. There was an overall decrease in online demand for our jewelry and other merchandise as we believe consumers reduced their discretionary spending. If the demand continues to be weak it will continue to cause a negative effect on our revenue.

Gross Profit

Gross profit decreased 26.5% to $4.5 million in the three months ended June 30, 2011 from $6.2 million in the three months ended June 30, 2010. The decrease in gross profit resulted from the decrease in sales revenue which declined by 22.1% for the three months ended June 30, 2011 compared to the prior year period and the decrease in gross profit margin to 22.6% in the three months ended June 30, 2011 from 24.0% in the prior year period. Gross profit margin in the three months ended June 30, 2011 was affected by our free shipping promotion and weaker demand for our jewelry and other merchandise.

General and Administrative Expenses

General and administrative expenses were relatively flat at $5.2 million in the three months ended June 30, 2011 compared to $5.4 million in three months ended June 30, 2010. General and administrative expense as a percentage of net revenue increased to 26.2% in the three months ended June 30, 2011 from 21.1% in the three months ended June 30, 2010 as a result of deleveraging from lower revenue.

Sales & Marketing Expenses

Sales and marketing expense increased 53.2% to $2.2 million in the three months ended June 30, 2011 from $1.4 million in the three months ended June 30, 2010. Sales and marketing expense as a percentage of net revenue increased to 11.0% in the three months ended June 30, 2011 from 5.6% in the three months ended June 30, 2010.

Income Tax Expense

As a result of cumulative losses in recent years and our current projections, we no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety.  As such, we have recorded a valuation allowance of $3.7 million for the net deferred tax assets in excess of our carryback availability in the three month period ended June 30, 2011.

Income tax expense was $2.3 million in the three months ended June 30, 2011 compared to an income tax benefit of $230,000 in the three months ended June 30, 2010, with effective tax rates of 74.0% and 26.1%, respectively. Income tax benefit and expense were also adversely affected when we recorded a reversal in deferred tax benefit from restricted stock awards that vested in the second quarters of 2011 and 2010 at a market value that was substantially lower than the grant date market value, since there was no APIC pool to offset this shortfall.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Net loss in the six months ended June 30, 2011 was $5.7 million, or $0.29 per basic and diluted share compared to $764,000 or $0.03 per basic and diluted share in the six months ended June 30, 2010. Net loss increased by $4.9 million in the six months ended June 30, 2011 compared to the prior year period primarily due to decreases in revenue and gross profit margin.

Net Revenue

Net revenue decreased 16.6% to $44.9 million in the six months ended June 30, 2011 from $53.9 million in the six months ended June 30, 2010. We were impacted by the changeover to our new bidz.com website on March 16, 2011 which negatively impacted revenue as our existing customers experience difficulty in transitioning over to the new website. Merchandise wholesale sales were $3.2 million in the six months ended June 30, 2011 compared to $3.6 million in the six months ended June 30, 2010.

We continue to experience a slowdown in our revenue. There was an overall decrease in online demand for our jewelry and other merchandise as we believe consumers reduced their discretionary spending. If the demand continues to be weak it will continue to cause a negative effect on our revenue.

Gross Profit

Gross profit decreased 13.9% to $11.5 million in the six months ended June 30, 2011 from $13.4 million in the six months ended June 30, 2010. The decrease in gross profit resulted from the decrease in sales revenue which declined by 16.6% in the six months ended June 30, 2011 compared to the prior year period and partially offset by the increase in gross profit margin to 25.6% in the six months ended June 30, 2011 from 24.8% in the prior period.

General and Administrative Expenses

General and administrative expenses  were relatively flat at $10.9 million in the six months ended June 30, 2011 from $10.8 million in the six months ended June 30, 2010. General and administrative expenses as a percentage of net revenue increased to 24.3% in the six months ended June 30, 2011 from 20.1% in the six months ended June 30, 2010 as a result of deleveraging from lower revenue.

Sales and Marketing Expenses

Sales and marketing expenses increased 27.2% to $3.9 million in the six months ended June 30, 2011 from $3.0 million in the six months ended June 30, 2010. Sales and marketing expenses as a percentage of net revenue increased to 8.6% in the six months ended June 30, 2011 from 5.6% in the six months ended June 30, 2010.

Income Tax Expense

As a result of cumulative losses in recent years and our current projections, we no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety.  As such, we have recorded a valuation allowance of $3.7 million for the net deferred tax assets in excess of our carryback availability in the six month period ended June 30, 2011.

Income tax expense was $2.2 million in the six months ended June 30, 2011 compared to an income tax benefit of $155,000 in the six months ended June 30, 2010 and the effective tax rates were 61.8% and 16.9%, respectively. Income tax benefit in the six months ended June 30, 2011 and 2010 was also adversely affected when we recorded a reversal in deferred tax benefit from restricted stock awards that vested in the period at a market value that was substantially lower than the grant date fair value, since we had no APIC pool to offset this shortfall.

Additional Quarterly Data

	Quarter Ended
	March 31,	June 30,	March 31,	June 30,
	2010	2010	2011	2011

Average gross order value	$202	$211	$187	$178
Average orders per day	1,728	1,513	1,550	1,420
Average items sold per day	7,298	6,143	6,110	6,160
Acquisition costs per new buyer	$38	$39	$40	$64
Number of new buyers	41,264	36,787	40,711	34.419

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

As of June 30, 2011, we had a working capital surplus of $23.3 million and no long-term debt obligations. Net cash used for operating activities was $5.6 million in the six months ended June 30, 2011 compared to net cash provided of $11.9 million in the six months ended June 30, 2010. Cash in the six months ended June 30, 2011 was primarily affected by changes in net loss, inventories, other current assets and accounts payable and in the six months ended June 30, 2010 was primarily affected by changes in net loss, inventories, other current assets and accounts payable. Our inventories and accounts payable generally increase or decrease in line with changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our sales.

We recorded a net loss of $5.7 million in the six months ended June 30, 2011 compared to $764,000 in the six months ended June 30, 2010. In the six months ended June 30, 2011, inventories increased by $5.0 million, other current assets increased by $1.1 million and accounts payable increased by $2.2 million. In the six months ended June 30, 2010, inventories decreased by $5.5 million, other current assets decreased by $2.4 million and accounts payable increased by $4.4 million all of which resulted in a net increase in our cash position.

Net cash used in investing activities was $256,000 in the six months ended June 30, 2011 compared to $102,000 in the six months ended June 30, 2010. The cash was used for capital expenditures related mainly to acquisition of office and computer equipment, and software in both periods, except that in the six months ended June 30, 2011, $95,000 was used for acquisition of intangible assets.

In the six months ended June 30, 2011, net cash of $91,000 was used in financing activity to retire common stock from net vesting of restricted shares to pay for employee payroll taxes. In the six months ended June 30, 2010, net cash of $3.2 million was used in financing activities when $2.9 million was used to repay our revolving credit line, $131,000 was used to retire common stock from net vesting of restricted shares to pay for employee payroll taxes and $135,000 was used to repurchase shares of our common stock.

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

Lease Obligations

The following table presents our contractual obligations as of June 30, 2011, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Property leases	$1,685	$1,536	$149	$—	$—
Equipment leases	73	52	21	—	—
Software financing	51	51	—	—	—
Patent license	525	105	210	210	—
	$2,334	$1,744	$380	$210	$—

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2011, that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 1.A. - RISK FACTORS

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

If we do not become profitable and/or generate positive cash flows from operations and are unable to secure additional financing we are at risk of continuing as a going concern

We cannot be certain when anticipated revenues from operations will be sufficient to satisfy our ongoing operating and capital requirements. Our belief is based on our operating plan, which in turn is based on assumptions that may prove to be incorrect. If our financial resources are insufficient we may require additional financing in order to execute our operating plan and continue as a going concern.  We cannot predict whether this additional financing will be in the form of equity, debt, or another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, we may be unable to implement our current operating plans, repay our liability obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

If the share price of BIDZ trades below $1.00 per share for 30 consecutive days we may be delisted from NASDAQ and trade on the Over the Counter Bulletin Board

We cannot be certain if the share price of BIDZ will continue to trade above $1.00 per share. If the share price of BIDZ trades below $1.00 for 30 consecutive days, we could be issued a notice of deficiency. If we are unable to remedy the deficiency over a 180 days compliance period (which may be extended for another 180 days), we could be delisted from NASDAQ and we will have to trade on the Over the Counter Bulletin Board.

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

Our business has been and may continue to be significantly impacted by weak worldwide economic conditions and the current uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

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

We have and plan to continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through June 30, 2011, we have repurchased 5.8 million shares for a total of approximately $21.2 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $12.3 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

We have been and may continue to become the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies following periods of volatility in the market price of their securities, such as we experienced at the end of 2007. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. See Item 1 - Legal Proceedings, above.

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

In the three month periods ended June 30, 2010 and 2011, 42.6% and 41.6%, respectively, and in the six month periods ended June 30, 2010 and 2011, 40.1% and 40.8%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top vendors based on the amount of purchases vary from quarter to quarter and year to year.  The top two suppliers accounted for approximately 26.6% and 10.2% of our total purchases in the three month periods ended June 30, 2010, and 2011, respectively, and 24.0% and 15.0%, in the six month periods ended June 30, 2010 and 2011, respectively.

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

Our performance depends substantially upon David Zinberg, our Chief Executive Officer, who has extensive experience with the purchase and sale of jewelry. We rely on Mr. Zinberg to make critical operational decisions on a daily basis, such as product offerings and purchases, and to make key strategic plans. We have an employment agreement with Mr. Zinberg extending through July 2012 and renewable annually. The loss of the services of Mr. Zinberg would adversely affect our business and operations.

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

Our founder, executive officers, and directors together beneficially own approximately 21.4% of our common stock as of June 30, 2011. Marina Zinberg, who is the sister of David Zinberg, our Chief Executive Officer, owns an additional 19.9% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2,165,642 warrants to purchase shares were granted to an independent consultant during the three months ended June 30, 2011.

For information concerning the recent issuance by the Company of warrants to purchase shares of common stock, see Item 5 (Other Information) of this Part II. The offer and sale of the warrant was made in reliance upon the exception from registration under Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended June 30, 2011:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2011	Purchased	Share	Program	Program (1)
April 1 — April 30	—	—	5,814,064	$12,334,830
May 1 — May 31	—	—	5,814,064	$12,334,830
June 1 — June 30	—	—	5,814,064	$12,334,830
Total	—

(1)                                  In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million. As of June 30, 2011 we have repurchased a total of approximately 5.8 million shares for a total of approximately $21.2 million. About $12.3 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

ITEM 5 - OTHER INFORMATION

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

ITEM 6 - EXHIBITS

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM, INC.

	By:	/s/ DAVID ZINBERG

David Zinberg
Chief Executive Officer

	By:	/s/ LAWRENCE KONG

Lawrence Kong
Principal Accounting Officer

Dated: August 15, 2011