Form 10-Q
period 2011-09-30
Bidz.com, Inc.
filed 2011-11-14
CIK 1324105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of October 31, 2011: 19,386,539

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

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2010 (1)	September 30, 2011
		(Unaudited)
Assets
Current assets:
Cash	$8,074	$813
Accounts receivable	682	1,295
Inventories, net of reserves of $1,694 and $1,371 at December 31, 2010 and September 30, 2011, respectively	32,136	34,670
Other receivables (includes related party amounts of $363 and $306 at December 31, 2010 and September 30, 2011, respectively)	1,824	996
Current portion of deferred tax assets	2,516	—
Other current assets	673	2,736
Total current assets	45,905	40,510
Long term deferred tax assets	662	—
Property and equipment, net	637	470
Intangible asset, net	235	321
Deposits	157	157
Total assets	$47,596	$41,458

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes related party amounts of $3,119 and $2,691 at December 31, 2010 and September 30, 2011, respectively)	$14,188	$14,731
Accrued expenses	2,494	2,606
Deferred revenue	1,521	1,023
Total current liabilities	18,203	18,360

Contingencies (Note 10)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2010 and September 30, 2011, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued 19,708,991 and 19,386,539 and outstanding 19,379,177 and 19,386,539 at December 31, 2010 and September 30, 2011, respectively	20	19
Additional paid in capital	18,202	18,843
Shares held in treasury, at cost; 175,814 and 0 shares at December 31, 2010 and September 30, 2011, respectively	(212)	—
Accumulated earnings	11,383	4,236
Total stockholders’ equity	29,393	23,098

	$47,596	$41,458

(1)   Derived from audited financial statements.

See accompanying notes to these condensed consolidated financial statements.

Bidz.com, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Net revenue:
Merchandise sales	$20,680	$18,725	$70,853	$60,152
Wholesale merchandise sales (includes related party amounts of $944 and $891 for the three months ended September 30, 2010 and 2011, respectively, and $3,482 and $2,867 for the nine months ended September 30, 2010 and 2011, respectively)	1,064	1,432	4,651	4,671
Other revenue	72	109	224	379
	21,816	20,266	75,728	65,202
Cost of revenue	16,211	15,507	56,772	48,943
Gross Profit	5,605	4,759	18,956	16,259
Operating expenses:
General and administrative	5,010	4,841	15,847	15,747
Sales and marketing	1,479	2,402	4,512	6,260
Depreciation and amortization	151	124	540	375
Total operating expenses	6,640	7,367	20,899	22,382
Loss from operations	(1,035)	(2,608)	(1,943)	(6,123)
Other expense - interest (expense)	—	—	(11)	—
Loss before income tax benefit (expense)	(1,035)	(2,608)	(1,954)	(6,123)
Income tax benefit (expense)	421	1,148	576	(1,024)
Net Loss	$(614)	$(1,460)	$(1,378)	$(7,147)

Net loss per share available to common shareholders — basic and diluted	$(0.03)	$(0.08)	$(0.06)	$(0.37)
Weighted average number of shares outstanding — basic and diluted	20,042,390	19,386,539	21,270,002	19,441,417

See accompanying notes to these condensed consolidated financial statements.

Bidz.com, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2011
Cash flows provided by (used for) operating activities:
Net loss	$(1,378)	$(7,147)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	540	375
Stock-based compensation	771	575
Loss on disposal of property and equipment	38	—
Deferred taxes	(1,533)	3,178
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(827)	(613)
Inventories	8,768	(2,534)
Other receivables	(230)	1,204
Other current assets	2,392	(2,063)
Deposits	(30)	—
Increase (decrease) in liabilities:
Accounts payable	712	543
Accrued expenses	(442)	112
Deferred revenue	1,250	(498)
Net cash provided by (used for) operating activities	10,031	(6,868)

Cash flows used for investing activities:
Capital expenditures	(102)	(294)
Net cash used for investing activities	(102)	(294)

Cash flows used for financing activities:
Revolving credit line	(2,898)	—
Repurchase of common stock from net vesting of restricted shares	(164)	(91)
Tax benefit from stock based compensation	—	(8)
Purchase of treasury stock	(2,515)	—
Net cash used for financing activities	(5,577)	(99)

Net increase (decrease) in cash	4,352	(7,261)
Cash, beginning of period	1,121	8,074
Cash, end of period	$5,473	$813

Supplemental disclosure of cash flow information:
Interest paid	$11	$—
Supplemental disclosure of non-cash investing and financing activities:
Retirement of treasury shares	$2,392	$212
Retirement of property and equipment	$114	$—

See accompanying notes to these condensed consolidated financial statements.

BIDZ.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011 (UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and related notes should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2010 filed in the Annual Report on Form 10-K by us on March 11, 2011 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature which are necessary to present fairly the condensed consolidated financial position of Bidz.com, Inc. as of September 30, 2011 and the condensed consolidated results of operations for the three month and nine month periods ended September 30, 2010 and 2011 and the condensed consolidated cash flows for the nine month periods ended September 30, 2010 and 2011.  The condensed consolidated results of operations for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America contemplates our continuation as a going concern and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for sales returns and allowance reserve, inventory reserve, inventory vendor marketing contribution reserves, deferred tax assets and liabilities, and accrued expenses.

We have been incurring quarterly losses since the first quarter of 2010 and future uncertainty in our financial performance raises substantial doubt about our ability to continue as a going concern. Management is taking steps to increase gross profit margins and reduce expenses to improve our financial performance and we believe that we can generate sufficient operating cash flows to continue our operations.  However, no assurances can be given as to the success of our plans. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We have evaluated subsequent events from the date of the condensed interim consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, no material recognizable subsequent events were identified that relate to the three month and nine month periods ended September 30, 2011. See “Subsequent Events” for disclosure of non-recognized subsequent events.

Nature of Business Operations

Bidz.com, Inc. was founded in November of 1998 as a California corporation with its principal location of business in Los Angeles, California. In June 2006, we reincorporated in Delaware with our principle location of business in Los Angeles. We operate websites located at www.bidz.com and www.buyz.com for the purpose of selling merchandise, utilizing our unique sales auction and fixed price platforms, and www.modnique.com for online retailing of apparel, beauty, and other fashion merchandise.

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

We sell our products throughout the United States and have expanded the reach of our customer base to Canada, Australia, Europe, Middle East and Asia. Revenue generated from the United States accounted for approximately 56.7% and 52.3% of net revenue for the three months ended September 30, 2010 and 2011, respectively, and 58.9% and 57.1% for the nine months ended September 30, 2010 and 2011, respectively.

Reclassification

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Subsequent Events

None

Recent Developments

Soverain Software LLC’s complaint against us was dismissed without prejudice on September 15, 2011.  On or about June 25, 2009, we were named as a defendant in a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas, Tyler Division (Soverain Software LLC v. J.C. Penney Corporation, Inc., Amway Corp., Avon Products, Inc., Bidz.com, Inc., Etronics, Inc. HSN, Inc., HSN Improvements, LLC, Cornerstone Brands, Inc., Ballard Designs, Inc., Garnet Hill, Inc., Smith & Noble, LLC, The Territory Ahead, Inc., QVC, Inc., Shutterfly, Inc., Victoria’s Secret Stores Brand Management, Inc., Victoria’s Secret

Direct Brand Management, LLC, VistaPrint, Ltd., and VistaPrint USA, Inc. cv6:09-CV-274). The Complaint alleges that defendants’ ecommerce sites infringe one or more patents held by the plaintiff.

As more fully described in Part II, Item 5, on May 6, 2011, the Company entered into an agreement with Nyu-Satsu, Inc., a Nevada corporation, pursuant to which the Company issued a warrant to purchase 2,165,642 shares of the Company’s common stock. Exercise of the warrant was conditioned on Nyu-Satsu, Inc. arranging, within ninety days after commencement of the agreement, a binding financing commitment in favor of the Company for a credit facility in the principal amount of at least $10 million with a minimum term of three (3) years and interest not to exceed nine percent per annum and such other terms as required by the Board of Directors of the Company.  The Company did not receive the financing commitment by the facility deadline date.  Accordingly, the Company’s Board of Directors elected to terminate the agreement pursuant to its terms and allow the warrant to expire in the three months ended September 30, 2011.

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

Any dilutive effect of outstanding stock options is reflected in diluted loss per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month and nine month periods ended September 30, 2010 and 2011.  The following table sets forth the computation of basic and diluted net loss per share (unaudited).

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Basic and diluted net loss per share:
Numerator:
Net loss	$(614)	$(1,460)	$(1,378)	$(7,147)
Denominator:
Weighted common shares outstanding	20,042,390	19,386,539	21,270,002	19,441,417
Effect of dilutive securities	—	—	—	—
Denominator for diluted calculation	20,042,390	19,386,539	21,270,002	19,441,417
Net loss per share, basic and diluted	$(0.03)	$(0.08)	$(0.06)	$(0.37)

There were no dilutive effect from outstanding stock options for the three month and nine month periods ended September 30, 2010 and 2011 as all the stock options outstanding at period end were “out of the money” and are anti-dilutive.

3.             Inventories

Inventories consist of the following (in thousands) as of:

	December 31, 2010	September 30, 2011 (unaudited)
Fine jewelry, watches, accessories and other	$31,449	$33,521
Loose diamonds and semi-precious stones	293	661
Prepaid inventory	1,666	1,003
Inventory with manufacturing vendors	422	856
Product inventories	33,830	36,041
Less: Inventory reserve	(1,694)	(1,371)
	$32,136	$34,670

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

We are also required to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to adoption, as if we had adopted the statement at its effective date of January 1, 1995. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.  During the three month periods ended September 30, 2010 and 2011, we recognized no income tax expense for APIC shortfalls and for the nine month periods ended September 30, 2010 and 2011, we recognized $218,000 and $264,000, respectively.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $254,000 and $177,000 for the three month periods ended September 30, 2010 and 2011, respectively, and $747,000 and $574,000 for the nine month periods ended September 30, 2010 and 2011, respectively. The unamortized stock-based expense for restricted stock awards was $1.1 million at September 30, 2011.

A summary of all restricted stock activity during the nine month period ended September 30, 2011 is as follows:

Restricted shares outstanding, December 31, 2010	530,650
Shares granted	110,000
Shares vested	(191,500)
Shares forfeited	(36,250)
Restricted shares outstanding, September 30, 2011	412,900

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

The following is a summary of stock option activity during the nine month period ended September 30, 2011.

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2010	6,434,500	6.09	0.41	0.00
Granted	2,165,642	1.40
Exercised	—	—
Forfeited	(2,165,642)	1.40
Expired	(6,154,000)	6.01
Outstanding at September 30, 2011	280,500	7.94	0.47	0.00
Vested and Exercisable at September 30, 2011	280,500	7.94	0.47	0.00

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011.

			Options outstanding and exercisable at September 30, 2011
			Options outstanding		Options exercisable
Range of exercise prices		Number outstanding 9/30/2011	Weighted average remaining life of contract (years)	Weighted average exercise price	Number exercisable 9/30/2011	Weighted average exercise price
$6.00	$6.00	57,500	0.01	$6.00	57,500	$6.00
$6.50	$6.50	95,500	0.44	$6.50	95,500	$6.50
$9.90	$9.90	127,500	0.70	$9.90	127,500	$9.90
$6.00	$9.90	280,500	0.47	$7.94	280,500	$7.94

Stock-based compensation expense from stock options and warrants for the three month periods ended September 30, 2010 and 2011 amounted to $2,000 and $0, respectively, and for the nine months ended September 30, 2010 and 2011 amounted to $24,000 and $1,000, respectively.

During the nine months ended September 30, 2011, we issued 2,165,642 warrants to purchase shares in our common stock. The warrants were granted to a consultant (described in Recent Developments in Note 1) at prices above the fair value of our common stock on the date of grant and 100% would vest upon performance of the consultant’s obligation to deliver a binding $10 million credit facility within ninety days from the date of grant. The warrants expire 5 years from the vesting date and the expense would have been recognized on a straight-line basis over the term of the credit facility. The fair value of the performance based warrants would have been determined on vesting date when the consultant delivered on his obligation. We did not receive the financing commitment by the performance deadline date and accordingly, we elected to terminate the agreement pursuant to its terms and allow the warrant to expire without vesting.

6.             Geographic and Segment Information

Geographic Information

Net revenue by geographic area is presented based upon the country of destination. Canada is the only foreign country that accounted for 10% or more of net revenue for any of the periods presented. Net revenue by geographic areas for the three month and nine month periods ended September 30, 2010 and 2011 are as follow:

(in thousands, except percentage data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2011		2010		2011
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$12,359	56.7%	$10,598	52.3%	$44,633	58.9%	$37,218	57.1%
Canada	3,836	17.6	3,386	16.7	10,997	14.5	11,468	17.6
Other International	5,621	25.7	6,282	31.0	20,098	26.6	16,516	25.3

Total	$21,816	100.0%	$20,266	100.0%	$75,728	100.0%	$65,202	100.0%

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

The following tables present (in thousands) our segment information:

Net revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Bidz	$20,784	$17,559	$73,856	$58,316
Modnique	1,032	2,707	1,872	6,886
Total	$21,816	$20,266	$75,728	$65,202

Operating loss by segment and the reconciliation to loss before tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Bidz	$(921)	$(2,001)	$(1,191)	$(4,975)
Modnique	(114)	(607)	(752)	(1,148)
Total operating loss	(1,035)	(2,608)	(1,943)	(6,123)
Other expense - interest expense	—	—	(11)	—
Loss before tax	$(1,035)	$(2,608)	$(1,954)	$(6,123)

Assets by segment:

	December 31, 2010	September 30, 2011
Bidz	$45,002	$39,249
Modnique	2,594	2,209
Total	$47,596	$41,458

7.                                      Concentrations

Purchases from top two vendors amounted to $3.0 million and $3.6 million representing 21.3% and 25.1% of the total purchases during the three month periods ended September 30, 2010 and 2011, respectively, and $11.1 million and $8.1 million representing 23.2% and 15.6% of the total purchases during the nine month periods ended September 30, 2010 and 2011, respectively. Outstanding accounts payable to the top two vendors totaled $3.9 million and $3.4 million as of December 31, 2010 and September 30, 2011, respectively. The top two vendors for the three and nine month periods ended September 30, 2010 and 2011 are not necessarily the same vendors. Loss of these vendors is not expected to have a significant negative impact on the operations of the Company.

8.                                     Related Party Transaction

During the three month periods ended September 30, 2010 and 2011, we purchased approximately 12.8% and 0%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 7.4% of our outstanding common stock as of September 30, 2011. During the nine month periods ended September 30, 2010 and 2011, we purchased approximately 12.7% and 5.8%, respectively of our merchandise from LA Jewelers, Inc. The accounts payable balances due to LA Jewelers were $3.1 million and $2.7 million as of December 31, 2010 and September 30, 2011, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the three month periods ended September 30, 2010 and 2011, we earned approximately $242,000 and $0, respectively from LA Jewelers relating to co-op marketing contributions and $168,000 was unamortized as of September 30, 2011. For the nine month periods ended September 30, 2010 and 2011, we earned approximately $672,000 and $342,000, respectively. The amounts of co-op marketing contributions due from LA Jewelers were $363,000 and $306,000 as of December 31, 2010 and September 30, 2011, respectively.

In May, 2007 we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the three month periods ended September 30, 2010 and 2011, we recognized $4,000 and $0, respectively, under this agreement, and for the nine month periods ended September 30, 2010 and 2011, we recognized $102,000 and $0, respectively. This agreement was terminated in August 2010 due to weak market conditions.  As of December 31, 2010 and September 30, 2011, we have no balance outstanding under this gross profit margin guarantee.

During the three month periods ended September 30, 2010 and 2011, we recorded $944,000 and $891,000, respectively, and during the nine month periods ended September 30, 2010 and 2011, we recorded $3.5 million and $2.9 million, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was no accounts receivable due from this customer as of December 31, 2010 and September 30, 2011.

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

We are subject to various audits and reviews by the states and other regulatory authorities regarding non-income-based taxes, and have been selected for a sales tax audit by the New York State Department of Taxation and Finance for the period from December 1, 2008 to August 31, 2011.  No provision has been made for any potential findings.

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

Outbound shipping costs on merchandise sales totaled $1.3 million and $1.6 million in the three month periods ended September 30, 2010 and 2011, respectively, and $4.1 million and $4.3 million in the nine month periods ended September 30, 2010 and 2011, respectively.

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

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions and account for them as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three month periods ended September 30, 2010 and 2011, we have recognized $1.6 million and $896,000 of co-op marketing contributions, respectively, and for the nine month periods ended September 30, 2010 and 2011, we have recognized $5.3 million and $3.8 million, respectively. Approximately $3.0 million remains unamortized and is included as an offset to inventory as of September 30, 2011. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $996,000 as of September 30, 2011.

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

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	25.7	23.5	25.0	24.9
Operating expenses:
General & administrative	23.0	23.9	20.9	24.1
Sales & marketing	6.8	11.9	5.9	9.6
Depreciation & amortization	0.7	0.6	0.7	0.6
Total operating expenses	30.5	36.4	27.5	34.3
Loss from operations	(4.8)	(12.9)	(2.5)	(9.4)
Income tax benefit (expense)	2.0	5.7	0.7	(1.6)
Net loss	(2.8)%	(7.2)%	(1.8)%	(11.0)%

Net Revenue

Substantially all of our net revenue consists of jewelry, accessories, and consumer products sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is not online, shipping and handling, auction transaction fees and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Merchandise sales	81.5%	85.9%	83.0%	84.6%
Wholesale merchandise	4.9	7.1	6.0	7.2
Shipping & handling	10.4	4.4	7.7	5.2
Transaction fee	2.9	2.1	2.8	2.4
Other revenue	0.3	0.5	0.3	0.6

Total net revenue	100.0%	100.0%	100.0%	100.0%

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

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Net loss in the three months ended September 30, 2011 was $1.5 million, or $0.08 per basic and diluted share and in the three months ended September 30, 2010 was $614,000, or $0.03 per basic and diluted share. Net loss increased by $846,000 in the three months ended September 30, 2011 compared to the prior period primarily due to decreases in revenue and gross profit, and an increase in marketing expenses, offset by increase in income tax benefit.

Net Revenue

Net revenue decreased 7.1% to $20.3 million in the three months ended September 30, 2011 from $21.8 million in the three months ended September 30, 2010. Wholesale merchandise sales increased to $1.4 million in the three months ended September 30, 2011 compared to $1.1 million in the three months ended September 30, 2010.

We continue to experience a slowdown in our revenue. There was an overall decrease in online demand for our jewelry and other merchandise as we believe consumers reduce their discretionary spending in a weak economy. If the demand continues to be weak it will continue to cause a negative effect on our revenue.

Gross Profit

Gross profit decreased 15.1% to $4.8 million in the three months ended September 30, 2011 from $5.6 million in the three months ended September 30, 2010. The decrease in gross profit resulted from the decrease in sales revenue which declined by 7.1% for the three months ended September 30, 2011 compared to the prior year period and the decrease in gross profit margin to 23.5% in the three months ended September 30, 2011 from 25.7% in the prior year period. Gross profit margin in the three months ended September 30, 2011 was affected by our free shipping promotion and weaker demand for our jewelry and other merchandise.

General and Administrative Expenses

General and administrative expenses decreased by 3.4% to $4.8 million in the three months ended September 30, 2011 compared to $5.0 million in three months ended September 30, 2010. General and administrative expense as a percentage of net revenue increased to 23.9% in the three months ended September 30, 2011 from 23.0% in the three months ended September 30, 2010 as a result of deleveraging from lower revenue.

Sales & Marketing Expenses

Sales and marketing expense increased 62.4% to $2.4 million in the three months ended September 30, 2011 from $1.5 million in the three months ended September 30, 2010. Sales and marketing expense as a percentage of net revenue increased to 11.9% in the three months ended September 30, 2011 from 6.8% in the three months ended September 30, 2010 as a result of attempts made to increase revenue in the current period.

Income Tax Expense

As a result of cumulative losses in recent years and our current projections, we no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety.  As such, we have recorded an additional valuation allowance of $161,000 for the net deferred tax assets in excess of our carryback availability in the three month period ended September 30, 2011.

Income tax benefit was $1.1 million in the three months ended September 30, 2011 compared to an income tax benefit of $421,000 in the three months ended September 30, 2010, and the effective tax rates were 44.0% and 40.7%, respectively.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Net loss in the nine months ended September 30, 2011 was $7.1 million, or $0.37 per basic and diluted share compared to $1.4 million or $0.06 per basic and diluted share in the nine months ended September 30, 2010. Net loss increased by $5.8 million in the nine months ended September 30, 2011 compared to the prior year period primarily due to decreases in revenue and gross profit, and an increase in marketing expenses, offset by increase in income tax benefit.

Net Revenue

Net revenue decreased 13.9% to $65.2 million in the nine months ended September 30, 2011 from $75.7 million in the nine months ended September 30, 2010.Merchandise wholesale sales were relatively flat at $4.7 million in the nine months ended September 30, 2011 compared to $4.7 million in the nine months ended September 30, 2010.

We continue to experience a slowdown in our revenue. There was an overall decrease in online demand for our jewelry and other merchandise as we believe consumers reduced their discretionary spending in a weak economy. If the demand continues to be weak it will continue to cause a negative effect on our revenue.

Gross Profit

Gross profit decreased 14.2% to $16.3 million in the nine months ended September 30, 2011 from $19.0 million in the nine months ended September 30, 2010. Gross profit margin was relatively flat at 25.0% and 24.9% for the nine months ended September 30, 2010 and 2011, respectively. The decrease in gross profit resulted from the decrease in sales revenue which declined by 13.9% in the nine months ended September 30, 2011 compared to the prior year period.

General and Administrative Expenses

General and administrative expenses were relatively flat at $15.7 million in the nine months ended September 30, 2011 compared to $15.8 million in the nine months ended September 30, 2010. General and administrative expenses as a percentage of net revenue increased to 24.2% in the nine months ended September 30, 2011 from 20.9% in the nine months ended September 30, 2010 as a result of deleveraging from lower revenue.

Sales and Marketing Expenses

Sales and marketing expenses increased 38.7% to $6.3 million in the nine months ended September 30, 2011 from $4.5 million in the nine months ended September 30, 2010. Sales and marketing expenses as a percentage of net revenue increased to 9.6% in the nine months ended September 30, 2011 from 5.9% in the nine months ended September 30, 2010 as a result of attempts made to increase revenue in the current period.

Income Tax Expense

As a result of cumulative losses in recent years and our current projections, we no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety.  As such, we have recorded a valuation allowance of $3.6 million for the net deferred tax assets in excess of our carryback availability in the nine month period ended September 30, 2011.

Income tax expense was $1.0 million in the nine months ended September 30, 2011 compared to an income tax benefit of $576,000 in the nine months ended September 30, 2010 and the effective tax rates were (16.7%) and 29.5%, respectively. Income taxes in the nine months ended September 30, 2011 and 2010 was also adversely affected when we recorded a reversal in deferred tax benefit from restricted stock awards that vested in the period at a market value that was substantially lower than the grant date fair value, since we had no APIC pool to offset this shortfall.

Additional Quarterly Data

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Average gross order value	$202	$211	$194	$180	$187	$178	$155
Average orders per day	1,728	1,513	1,432	1,883	1,550	1,420	1,614
Average items sold per day	7,298	6,143	5,411	6,899	6,110	6,160	5,631
Acquisition costs per buyer	$38	$39	$43	$32	$40	$64	$60
Number of new buyers	41,264	36,787	34,584	54,271	40,711	34,419	40,224

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

As of September 30, 2011, we had a working capital surplus of $22.1 million and no long-term debt obligations. Net cash used for operating activities was $6.9 million in the nine months ended September 30, 2011 compared to net cash provided of $10.0 million in the nine months ended September 30, 2010. Cash in the nine months ended September 30, 2011 was primarily affected by changes in net loss, inventories, other receivables and other current assets and in the nine months ended September 30, 2010 was primarily affected by changes in net loss, inventories, other current assets and deferred revenue. Our working capital is mainly affected by changes in inventory and accounts payable, which are the two largest components of our current assets and current liabilities. Our inventories and accounts payable generally increase or decrease in line with changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our sales.

We recorded a net loss of $7.1 million in the nine months ended September 30, 2011 compared to $1.4 million in the nine months ended September 30, 2010. In the nine months ended September 30, 2011, deferred taxes decreased by $3.2 million, inventories increased by $2.5 million, other current receivables decreased by $1.2 million and other current assets increased by $2.1 million which resulted in a net decrease in our cash from operating activities. In the nine months ended September 30, 2010, deferred taxes increased by $1.5 million, inventories decreased by $8.8 million, other current assets decreased by $2.4 million and deferred revenue increased by $1.3 million which resulted in a net increase in our cash from operating activities.

Net cash used in investing activities was $294,000 in the nine months ended September 30, 2011 compared to $102,000 in the nine months ended September 30, 2010. The cash was used for capital expenditures related mainly to acquisition of office and computer equipment, and software in both periods, except that in the nine months ended September 30, 2011, $95,000 was used for acquisition of intangible assets.

In the nine months ended September 30, 2011, net cash of $99,000 was used in financing activity principally to retire common stock from net vesting of restricted shares to pay for employee payroll taxes. In the nine months ended September 30, 2010, net cash of $5.6 million was used in financing activities when $2.9 million was used to repay our revolving credit line, $164,000 was used to retire common stock from net vesting of restricted shares to pay for employee payroll taxes and $2.5 million was used to repurchase shares of our common stock.

We believe that cash currently on hand and cash flows from operations will be sufficient to continue our operations for the foreseeable future. Our future capital requirements will depend on many factors, including our revenue; the extent of our advertising and marketing programs; the levels of the inventory we carry; and other factors relating to our business. We may require additional financing in the future in order to execute our operating plan and continue as a going concern, and we may not be able to obtain such financing. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt and equity.

No assurance can be given that our cash flows from operations will be sufficient, given our recent losses from operations. If adequate funds are not available, we may be required to reduce our purchase of inventories, delay payments to our suppliers and delay or terminate expenditures. This could have a material adverse effect on us.  These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Lease Obligations

The following table presents our contractual obligations as of September 30, 2011, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Property leases	$1,304	$1,274	$30	$—	$—
Equipment leases	60	52	8	—	—
Software financing	25	25	—	—	—
Patent license	420	105	210	105	—
	$1,809	$1,456	$248	$105	$—

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2011, that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not become profitable and/or generate positive cash flows from operations and are unable to secure additional financing we are at risk of continuing as a going concern

We cannot be certain when anticipated cash flows from operations will be sufficient to satisfy our ongoing operating and capital requirements. Our belief is based on our operating plan, which in turn is based on assumptions that may prove to be incorrect. If our financial resources are insufficient we may require additional financing in order to execute our operating plan and continue as a going concern.  We cannot predict whether this additional financing will be in the form of equity, debt, or another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In any of these events, we may be unable to implement our current operating plans, repay our liability obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition, results of operations and raises substantial doubt about our ability to continue as a going concern.

If the share price of BIDZ trades below $1.00 per share for an extended period of time we may be delisted from NASDAQ and trade on the Over the Counter Bulletin Board

We cannot be certain if the share price of BIDZ will trade above $1.00 per share. The share price of BIDZ traded below $1.00 for 30 consecutive days and we were issued a notice of deficiency on August 12, 2011. If we are unable to remedy the deficiency over a 180 days compliance period (which may be extended for another 180 days), we could be delisted from NASDAQ and we will have to trade on the Over the Counter Bulletin Board.

Adverse domestic and global economic conditions or the perception of said conditions may have adverse effects on our  operating results.

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

Our business may depend on our ability to successfully introduce and expand new product offerings, including those on modnique.com

Our ability to significantly increase our net sales and maintain and increase our profitability may depend on our ability to successfully introduce and expand new product lines beyond our current offerings. In February 2010, we launched modnique.com, a division that is focused on online retailing of designer products through a sale event concept. If we offer a new website such as modnique.com that is not well accepted by consumers, the Bidz.com brand and reputation could be adversely affected, our net sales may fall short of expectations and we may incur substantial expenses that are not offset by increased net sales. Introduction and expansion of new product lines may also strain our management and operational resources.

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

We have and plan to continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through September 30, 2011, we have repurchased 5.8 million shares for a total of approximately $21.2 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $12.3 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

The acquisition of new customers is a key factor in increasing demand for our jewelry products and increasing our revenue. We currently attract new customers by driving traffic to our website using a marketing and advertising strategy that includes targeted keyword searches, online banner advertising, targeted e-mail advertising, participation in affiliate programs, and our refer a friend program. We do not maintain long-term contracts or arrangements with any companies, including any search engines, Internet portals, or other websites, and we may not successfully enter into additional relationships or maintain existing ones. In addition, traffic to our website could decline if our online marketing programs become less effective or the traffic decreases to the search engines, Internet portals, and websites with which we advertise. Our business could be materially and adversely affected if any substantial number of companies on which we advertise experience financial or operational difficulties or experience other corporate developments that adversely affect their performance. A failure to maintain or expand existing online advertising relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or affect our business.

Our business will depend on our ability to maintain the popularity of our website, and we may not be able to do so effectively.

We believe that continuing to increase the popularity of our website will be critical to our business. Promoting and positioning our website will depend largely on the success of our marketing efforts and our ability to provide a variety and sufficient quantity of high-quality products at attractive prices in a convenient manner. Promoting our website will require us to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our website popularity and our brand. If we do attract new users to our website, they may not conduct transactions on a frequent basis or in sufficient dollar amounts. If we fail to promote and maintain our website or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

We anticipate expanding our international sales activities, causing our business to become increasingly susceptible to numerous risks that could affect our profitability.

In the three month periods ended September 30, 2010 and 2011, 43.3% and 47.7%, respectively, and in the nine month periods ended September 30, 2010 and 2011, 41.1% and 42.9%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We plan, over time, to expand our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top vendors based on the amount of purchases vary from quarter to quarter and year to year.  The top two suppliers accounted for approximately 21.3% and 25.1% of our total purchases in the three month periods ended September 30, 2010, and 2011, respectively, and 23.2% and 15.6%, in the nine month periods ended September 30, 2010 and 2011, respectively.

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

We depend on the continued acceptance of online commerce, and our business will be substantially impaired if the growth of online commerce slows or does not grow as expected.

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

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter of the calendar year as a result of higher consumer spending during the December holiday season. Approximately 16.9%, 24.9% and 27.7% of our net revenue was generated during the fourth quarter of 2008, 2009 and 2010, respectively. The fourth quarter of 2008 and 2009 were exceptions as we encountered a significant slowdown in sales resulting from the 2008 financial and economic crisis. The fourth quarter of 2009 was further affected by the migration of our proprietary enterprise operating system to an ERP system running on a customized Microsoft Dynamics AX as unexpected deficiencies in implementing the new system had a material adverse effect on our results operations. As we continue to recover, we expect to experience more pronounced seasonal fluctuations in our net revenue and anticipate a disproportionate amount of our revenue will occur in the fourth quarter. In anticipation of any increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher sales and marketing costs and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected sales during any future fourth quarter, it would have a disproportionately large impact on our results of operations for that year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities, and may cause a shortfall in sales compared with expenses in a given period, which would substantially harm our business and results of operations.

Sales in prior periods may not be indicative of our future sales.

Our sales have fluctuated significantly in the past, in part, as a result of varying amounts of funds we have spent on advertising and inventory levels and may fluctuate significantly in the future because of varying advertising and inventory costs. These factors may prevent the meaningful use of period-to-period comparisons of financial results. For these and other reasons, investors should not rely on past sales as a prediction of our future sales.

We had grown quickly, and our business will suffer if we fail to manage our future growth.

We had expanded our operations at a rapid pace prior to the 2008 financial and economic crisis. This expansion had placed a significant strain on our management, operations, and financial resources. When business recovers, we anticipate adding personnel in the future, including managerial, technical, and operations personnel. In order to manage the future growth of our operations, we also will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures, and controls. If we are unable to manage growth effectively, our business and results of operations will be harmed.

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

Our founder, executive officers, and directors together beneficially own approximately 21.0% of our common stock as of September 30, 2011. Marina Zinberg, who is the sister of David Zinberg, our Chief Executive Officer, owns an additional 19.9% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us, and discourage a takeover.

On June 22, 2006, we reincorporated in Delaware, and the Delaware certificate of incorporation and the Delaware General Corporation Law, or DGCL, contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders. The Delaware certificate of incorporation also authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” The Delaware certificate of incorporation divides our Board of Directors into three classes, with one class to stand for election each year for a three-

year term after the initial election. The classification of directors tends to discourage a third party from initiating a proxy solicitation or otherwise attempting to obtain control of our company and may maintain the incumbency of our Board of Directors, as this structure generally increases the difficulty of, or may delay, replacing a majority of directors. The Delaware bylaws authorize our Board of Directors to fill vacancies or newly created directorships. A majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended September 30, 2011:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2011	Purchased	Share	Program	Program (1)
July 1 — July 31	—	—	5,814,064	$12,334,830
August 1 — August 31	—	—	5,814,064	$12,334,830
September 1 — September 30	—	—	5,814,064	$12,334,830
Total	—

(1)                                  In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million. As of September 30, 2011 we have repurchased a total of approximately 5.8 million shares for a total of approximately $21.2 million. About $12.3 million remain available under the buyback program to repurchase shares in the open market.

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

The company did not receive a financing commitment by the facility deadline, therefore, the agreement has been terminated pursuant to its terms, and the warrant has expired in the three months ended September 30, 2011.

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

Dated: November 10, 2011