Form 10-K
period 2011-12-31
Bidz.com, Inc.
filed 2012-03-16
CIK 1324105

UNITED STATES	OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0063
Washington, D.C. 20549	Expires: December 31, 2012
FORM 10-K	Estimated average burden hours per response: 2,101.00

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the price of the common stock as of June 30, 2011 was approximately $11.5 million. For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for others purposes.

The number of shares outstanding of the registrant’s common stock was 18,379,045 as of March 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

BIDZ.COM, INC. AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Part I

Item 1.           Business

Overview

We are a leading online retailer of jewelry, watches, accessories and other brand name merchandise featuring a live auction format on bidz.com. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source closeout jewelry, watches, accessories and brand name merchandise, and respond to changing consumer demands for our merchandise. We offer our products through a continuous live auction format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. In 2009, we started offering auctions with a minimum opening bid that is higher than $1. The majority of our auctions are short-term, often lasting several hours, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

Our jewelry products include gold, platinum, and silver jewelry set with diamonds, rubies, emeralds, sapphires, and other precious and semi-precious stones; watches, accessories and brand name merchandise.

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

In addition to our auction site we have online retail sites that offer similar items of merchandise as those listed for auction, as well as other designer products and consumer goods.  Buyz.com, our fixed price site for jewelry, provides us access to different types of consumers.

Modnique.com, our online retail site for designer products, clothing and consumer goods, provides a sales event concept. We negotiate favorable deals with designers and manufacturers, including purchasing inventory from recognizable brand names at deep discounts to attract customers that are fashion minded as well as cost conscious. Inventory is often sold that is held by our suppliers using a just in time ordering model.

We sell to consumers looking for reliable bargains on jewelry, watches, accessories, clothing and other brand name merchandise. Because we purchase and retain all of our inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers the quality of their purchases of our products. We operate in a highly competitive market with low barriers to entry. By selling our own merchandise, we provide a buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from third-party sellers. We believe that some of our customers purchase from us and resell on eBay and other retail channels. Our auctions and fixed price sales are conducted 24 hours a day, seven days a week. We also offer telephone customer support and online live-help as well e-mail customer support.

There is no charge to a potential buyer for registering on our websites or placing bids. Buyers have access to a broad selection of items without expensive additional markups or commissions to intermediaries. Our websites offer detailed product information, including photographs of our merchandise. Our website also provides a dynamic display of auto-refreshing screens, enabling our customers to follow our in-progress auctions in real-time. Successful bidders are automatically notified when an auction is completed.

We purchase inventory directly from manufacturers and liquidators. We also closely monitor our sales trends to assess consumer demand for certain product styles and categories and purchase such non-closeout inventory directly from manufacturers. Using our business model, we eliminate various inefficiencies and mark-ups associated with traditional intermediaries in the jewelry and other product markets. Our sourcing model provides a critical alternative liquidation channel for manufacturers, for which disposal of closeout inventory may represent a significant challenge. We have the flexibility to purchase a variety of lot sizes, and our centralized warehouse and fulfillment center enables our suppliers to ship their products to a single location, easing the burden on their infrastructure. We have developed a database of product descriptions and pictures that enables us to rapidly post inventory for sale. In addition, we closely monitor sales and gross margin trends of our products on a daily basis, allowing us to carefully select additional products for purchase and adjust supplier pricing as necessary.

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

Online auction sites have created a robust global marketplace, which overcomes the inefficiencies associated with traditional auction purchasing while offering the benefits of online commerce. Companies such as eBay spearheaded the creation of a centralized online auction market, offering buyers a significantly broader selection of goods to purchase. Today, online auction sites offer convenience, allowing trading at all hours and providing continually updated product offerings. By leveraging the interactive nature of the Internet, our website also enables customers to experience the excitement of live auctions, including the competitive bidding process.

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

Manufacturers traditionally hold inventory to buffer against uncertain demand within their normal offline sales channels. Manufacturers’ primary distribution channels consist of regular sales to major established retailers at wholesale prices and sales to wholesalers that service smaller retail chains. In recent years, several dynamics have shifted inventory risk from retailers to manufacturers, including the following:

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

Disposal of closeout jewelry represents a challenge for many manufacturers and liquidators. Manufacturers often use multiple channels, such as catalogs, resellers, liquidators, and small retailers, to sell their closeout jewelry inventory as a result of the wide variety in lot size of their products. Multiple channels create additional logistical burdens, reduce the control of manufacturers over distribution and devalue the merchandise as inventory becomes available at discounted prices in multiple locations.

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

Our Value Proposition

Value to Buyers

Through online auctions and the fixed price online store on our websites, we believe that we offer value to a broad range of customers by providing the following:

Bargain prices.   The price of all our products on our online auctions is dictated by the buyer alone based on that buyer’s valuation of the product. Regardless of the closing price, once an auction is closed for those auctions without a reserve price, the final bidder will receive the product. We believe that our products that are sold at a fixed price are offered at a substantial discount to retail. Therefore, many items offered on our website are sold at a substantial discount to the prices in traditional retail channels, such as at jewelry and other retail stores located in shopping malls.

Entertaining auction format.   We offer our customers the excitement of winning an item that may not be available in the future. We offer short-term, live auctions, many lasting several hours, providing our customers an alternative to the traditional, longer auction format. We believe the shorter time frame of our auctions encourages repeat visits and active viewing of our website.

Broad product selection.   We offer a broad selection of jewelry, including rings, necklaces, earrings, bracelets and jewelry sets, and watches, accessories and other brand name merchandise. Our jewelry selection includes gold and silver jewelry, as well as jewelry with precious and semi-precious stones.

Product quality assurance.   We provide detailed and accurate descriptions of each product. Our trained product specialists inspect our jewelry, utilizing the Gemological Institute of America Diamond and Colored Stone Grading System prior to posting on our website for auction. We guarantee the quality of our products through our 30-day return policy on all of our merchandise.

Prompt fulfillment and responsive customer service.   We maintain in inventory all the products we offer on our website, enabling us to ensure prompt order fulfillment and delivery to our customers. Our customer service representatives are available via telephone, live-help and e-mail, and are trained to provide assistance and answer a broad range of questions regarding payment, delivery, and other matters.

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

Growth Strategy

Our objective is to become a leading online retailer of jewelry, watches, accessories, clothing and other brand name merchandise. We intend to achieve this objective through the following strategies:

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

Continuing to build market share for our sale event site,modnique.com by increasing the product offering of brand name merchandise at substantial discount; and

Focusing on international markets by expanding into and creating a strong presence in a number of English-speaking countries, including the Canada, Australia, United Kingdom, Ireland, and New Zealand.

Marketing

Our marketing strategy is designed to generate consumer traffic by increasing awareness of our website and recognition of our brand, building a loyal buyer base, and maximizing repeat purchases.

Our marketing and advertising efforts consist primarily of the following initiatives:

Search marketing:  We purchase search engine advertising primarily at an auction based price, which is paid each time a potential customer clicks on one of our advertisements. We currently maintain advertising relationships with, among others, Google (US, Australia, Canada, European Union, South East Asia, Mid East and South America), Yahoo (US, Canada and Australia), and Bing for search engine advertising.

Online banner marketing:   We utilize banner advertisements from the largest banner advertising channels. We focus on contextual and behavioral advertisements that appear on websites related to jewelry, fashion, shopping and women’s lifestyle. The Company maintains portal advertising relationships with Yahoo, MSN, Casale Media, Advertising.com, ValueClick Media, AOL and others. The fee structure for our purchase of banner advertisements is based on a set price for an action (such as clicks or new buyers), or on a cost per thousand basis, for which we pay a set fee per thousand banner impressions that appear on the selected websites.

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

Affiliate programs:   We attract customers by participating in affiliate programs. Our affiliate programs offer other website operators an opportunity to earn commissions by providing their visitors access to our website. We use Link Share for our U.S. affiliate programs and Commission Junction for our European affiliate programs. We also work with several other Affiliate Networks including Neverblue Media, W4, Maxbounty and Zanox. In so doing, we intend to extend the reach of our website and draw customers from a variety of other websites. By participating in our affiliate programs, website publishers earn volume-based commissions by directing customers to our website.

Refer a friend program:   We attract new customers to our modnique.com website by having our existing customers participate in our refer a friend program that started in 2010. The existing customer will earn store credits when a friend has registered as a new customer and the first purchase has shipped. The store credits will typically be valid for 6 months and can be applied towards payments for purchases at our modnique.com website.

Sourcing Strategy

We purchase closeout inventory directly from manufacturers, distributors and liquidators. We also closely monitor our sales trends to assess consumer demand for certain merchandise and categories and purchase regular merchandise inventory directly from manufacturers. We have eliminated various inefficiencies and mark-ups associated with traditional intermediaries in the jewelry, watches, accessories and brand name market. Our sourcing model provides a critical alternative liquidation channel for manufacturers, for which disposal of closeout inventory represents a significant challenge. We have the flexibility to purchase a variety of lot sizes, and our centralized warehouse and fulfillment center enables our suppliers to ship their products to a single location, easing the burden on their infrastructure and allows us to reduce cost. We have developed a database of product descriptions and pictures that enables us rapidly to post inventory for sale. In addition, we closely monitor sales and gross margin trends of our products on a daily basis, allowing us to select carefully additional products for purchase.

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

We do not have any formal or binding supply agreements with any of our suppliers, manufacturers, distributors, or other suppliers. We purchase and carry inventory in the majority of the products we offer for sale to ensure availability and expedited delivery. In an effort to achieve a more diverse supplier base, we have acquired more high-end brand name products. Currently, we acquire inventories from our suppliers on a cash and revolving credit basis with payment typically due within 90 days or longer when purchased on credit terms.

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

Merchandising Strategy

We seek to maintain profitability while providing variety and value to our customers by carefully selecting the types of products we post on our website at any given time, the duration of the auction for each item, and the frequency with which we re-post comparable items after sales. We actively monitor our auctions and sales so that we are able to adjust continually the makeup and quantity of goods on our website at any given time. Since bids on a no reserve auctions start at $1, losses are incurred on some of the items sold during every day. The risks associated with a $1 minimum bid no reserve auction are minimized by profits generated from items sold at a gain and auctions that are sold with reserve prices.

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

Technology Operations

Our system is divided into two main components: our website front-end and our back-office system. Our websites are internally developed and handles all aspects of the auction and flash sale process.  Our back-office business management system is Microsoft Dynamics AX. This system maintains records for our registered users, sales invoicing and cash receipts, auction transactions, sales event transactions, inventory control, vendor purchase orders and general ledger transaction data.

Our system architecture is built on industry-standard platforms that are designed to provide continuous service 24 hours a day, 365 days per year. Our website and back-office servers are located at a third-party co-location facility operated by Savvis Inc. in El Segundo, CA. Savvis provides redundant internet connectivity, physical security, climate control, redundant power delivered through a 100% uptime guarantee. We utilize an advanced CDN for globally distributed content caching and acceleration. CDN services are provided by Cotendo Inc. Additionally, we have deployed several 3rd party providers for DDOS (Distributed Denial of Service) protection.

Our systems include both Oracle and Microsoft SQL database engines operating in a multi-processing Microsoft Windows environment designed to accommodate large volumes of online traffic and are configured for high fault tolerance with fail-over redundancy and load balancing. Our Internet servers utilize digital certificates to provide secure website communications for sales and payment transactions.

In the future, we plan to develop a second co-location in a different geographic region to provide greater disaster recovery capabilities. We utilize CISCO firewall protection along with the services of Security Metrics, which provides regular scanning of our systems for security vulnerabilities. We are PCI DSS compliant and use a 3rd party, HostedPCI Inc., to maintain credit card (PAN) security.

At December 31, 2011, we had a technology and development staff of 19. We have structured the technology and development functions into two distinct departments: software development and production support. We anticipate that we will continue to devote significant resources to product development and product management in the future as we add new features and functionality.

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

At December 31, 2011, we had a customer service and billing staff of 26 and the support of an outsourced international customer service center. We utilize automated online live-help, e-mail and phone systems to route traffic to our customer service and billing support representatives to provide personalized assistance. The customer service center provides telephone support, online live-help and e-mail support. We outsource substantially all of our online live-help and e-mail support.

Customers may utilize the following payment methods: credit card, PayPal, money orders, and checks. We also offer our customers the opportunity to make Lay-Away payments. We require payment to be received by us prior to shipping the merchandise.

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

We have a 30-day return policy for our online customers on all of our merchandise. Our facility has security controls with restricted access and has been designed for the prompt receipt, storage, and shipment of our products. In addition, we have security guards on duty 24 hours a day, seven days a week to patrol the premises. Security is complemented by video and alarm surveillance.

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

Competition

The online jewelry, watches, accessories and brand name merchandise auction market is rapidly evolving, and intensely competitive with relatively low barriers to entry, as new competitors can launch websites at relatively low cost. We believe that competition in the online retail market is based predominantly on the following:

•              Price,

•              Product quality and selection,

•              Vendor reliability,

•              Shopping convenience,

•              Customer service, and

•              Brand recognition.

We currently compete with a variety of online auction sellers, such as eBay; online liquidation companies, such as Overstock; and online jewelry retailers, such as Blue Nile. We also compete with traditional offline jewelry retail chains, such as Zales, and Kay Jewelers, as well as with department and discount and other stores that sell at wholesale prices, such as Wal-Mart, Target, J. C. Penney, and Costco, as well as with QVC and Home Shopping Network. We compete primarily on the basis of our prices, the selection of merchandise, and our website functionality and ease-of-use. The negative factors relating to our competitive position relate primarily to the relative size and name recognition of our competitors.

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

California has also recently passed a new law (SB 657) to address the reporting of human trafficking, and this law applies to large volume (over $100 million) retailers doing business in California specifically.  The full extent of the impact of this law is still unclear, but added policies and procedures at a minimum are required to be in place.  More extensive investigations for suppliers may cause them to incur unknown additional costs.  Compliance by retailers is required by Jan 1, 2012.

Employees

At December 31, 2011, we had 175 employees. We may utilize part-time employees, temporary employees, and independent contractors to respond to fluctuations in our business. None of our employees are covered by a collective bargaining agreement with us, and we consider our relations with our employees to be good.

We have an agreement with Insperity (formerly Administaff), a professional employer organization, to manage all payroll processing, workers’ compensation, health insurance, and other employment-related benefits for our employees. Although Insperity processes our payroll and pays our workers’ compensation, health insurance and other employment-related benefits, we are responsible for such payments and for complying with state and federal employment regulations, as well as all personnel management policies and procedures that are maintained by Insperity. We pay Insperity a fee based on the aggregate salaries paid to our employees for these services.

Delaware Reincorporation

On June 22, 2006, Bidz.com, Inc. reincorporated in the state of Delaware. In connection with our reincorporation in Delaware, we are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 4,000,000 shares of undesignated preferred stock, $0.001 par value. On April 1, 2011 Modnique, Inc. was incorporated in the state of Delaware as a wholly owned subsidiary of Bidz.com, Inc.

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

If the share price of BIDZ trades below $1.00 per share for an extended period of time we may be delisted from NASDAQ and trade on the Over the Counter Bulletin Board

We cannot be certain if the share price of BIDZ will trade above $1.00 per share. The share price of BIDZ traded below $1.00 for 30 consecutive days and we were issued a notice of deficiency on August 12, 2011. If we are unable to remedy the deficiency over a 180 days compliance period and subsequently extended for another 180 days to August 6, 2012, we could be delisted from NASDAQ and we will have to trade on the Over the Counter Bulletin Board.

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

Our business has been and may continue to be significantly impacted by worldwide economic conditions and the current uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

Global financial markets have been experiencing extreme disruptions in recent years, including severely diminished liquidity and credit availability, poor consumer confidence, slow economic growth, high unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tight credit in financial markets may lead consumers to postpone spending, which may cause our customers to reduce purchases of our products. Demand for for our products is a function of the health of the economies in the United States and around the world. Since the US economy and other economies around the world still face uncertain growth, the demand for our products has been and may continue to be adversely affected and therefore, demand for our products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the retail market. These and other economic factors have had and may continue to have a material adverse effect on demand for our products and on our financial condition and operating results.

Our future operating results are highly dependent upon how well we manage our business to respond to economic conditions.

Our annual and quarterly operating results may fluctuate based on how well we manage our business to respond to the economy. Some of these factors include but are not limited to the following:

•          our ability to manage our sales and marketing efforts;

•          our ability to structure our organization to achieve our operating objectives,

•          our ability to meet the needs of our customers; and

•          our ability to manage expenses and inventory levels.

If we fail to manage our business effectively, our results of operations could be adversely affected.

Our business may depend on our ability to successfully introduce and expand new product offerings, including those on modnique.com

Our ability to significantly increase our net sales and returning to profitability may depend on our ability to successfully introduce and expand new product lines beyond our current offerings. In February 2010, we launched modnique.com, that is focused on online retailing of designer products through a sale event concept. If we offer a new website such as modnique.com that is not well accepted by consumers, the Bidz.com brand and reputation could be adversely affected, our net sales may fall short of expectations and we may incur substantial expenses that are not offset by increased net sales. Introduction and expansion of new product lines may also strain our management and operational resources.

The trading price in our common stock may be volatile and you may lose all or part of your investment.

The market price of our common stock has been subject to significant price and volume fluctuations and these fluctuations could continue. Some factors that could affect the market price of our common stock are as follows:

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

We have and may continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through December 31, 2011, we have repurchased 6.8 million shares for a total of approximately $21.7 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $11.8 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report that contains an assessment by management on the company’s internal control over financial reporting in their annual and quarterly reports on Form 10-K and 10-Q. While we are consistently working on improvements and conducting rigorous reviews of our internal controls over financial reporting, our independent auditors may interpret Section 404 requirements and apply related rules and regulations differently. If our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to accept management’s assessment. We are not required to have our independent auditors provide an attestation report on our internal control over financial reporting as we are not an “accelerated filer”. Additionally, if we are not able to meet all the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission.

In conducting its assessment, our management concluded that there were material weaknesses, as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, in our disclosure controls and internal control over financial reporting as of December 31, 2009.  We have implemented controls to remediate those material weaknesses during the year ended December 31, 2010 and management concluded that those material weaknesses were fully remediated at December 31, 2010.

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

Our net revenue depends to a significant extent on the number of customers who visit our website to purchase merchandise and the dollar amount of their purchases. Generating increased traffic to our website and converting that traffic into buyers requires us to achieve effective results from our marketing campaigns; offer a wide variety of products that our customers can purchase at favorable prices; maintain a user-friendly shopping experience; ensure the satisfactory availability, performance, and reliability of our website, network infrastructure, and transaction processing systems; and provide high-quality customer service. Our business will be harmed if we are unable to maintain and increase our customer base and the dollar volume of the orders customers place with us.

We are subject to “prank” bidding by persons who are not required to provide their identification.

Presently, we do not require new users to our site to provide their identification upon registration. Consequently, from time to time we are subject to “prank” bidders who may win auctions but do not intend to purchase our merchandise.  Although we re-auction merchandise not purchased by such bidders, a large number of failed auctions in which winning bidders do not complete their purchases could adversely affect our results of operations.

We may face increasing costs to acquire new customers.

The acquisition of new customers is a key factor in increasing demand for our products and increasing our revenue. We currently attract new customers by driving traffic to our website using a marketing and advertising strategy that includes targeted keyword searches, online banner advertising, targeted e-mail advertising, participation in affiliate programs, and our refer a friend program. We do not maintain long-term contracts or arrangements with any companies, including any search engines, Internet portals, or other websites, and we may not successfully enter into additional relationships or maintain existing ones. In addition, traffic to our website could decline if our online marketing programs become less effective or the traffic decreases from the search engines, Internet portals, and websites with which we advertise. Our business could be materially and adversely affected if any substantial number of companies on which we advertise experience financial or operational difficulties or experience other corporate developments that adversely affect their performance. A failure to maintain or expand existing online advertising relationships or to establish additional online advertising relationships that generate a significant amount of traffic from other websites could result in decreased sales or affect our business.

Our business will depend on our ability to maintain the popularity of our website, and we may not be able to do so effectively.

We believe that continuing to increase the popularity of our website will be critical to our business. Promoting and positioning our website will depend largely on the success of our marketing efforts and our ability to provide a variety and sufficient quantity of products at attractive prices in a convenient manner. Promoting our website will require us to increase our marketing budget and otherwise increase our financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our website popularity and our brand. If we do attract new users to our website, they may not conduct transactions on a frequent basis or in sufficient dollar amounts. If we fail to promote and maintain our website or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

We expanded our international sales activities, causing our business to become increasingly susceptible to numerous risks that could affect our profitability.

In 2009, 2010 and 2011, 31.7%, 40.9% and 45.1%, respectively, of our net revenue was generated by shipments to customers outside of the United States. We have, over time, expanded our reach into international markets. We do not, however, currently have any overseas fulfillment, distribution, or server facilities. We cannot be certain that we will be able to expand our global presence. In addition, there are certain risks associated with doing business on an international basis, including regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, longer payment cycles, and potentially adverse tax consequences, any of which could adversely affect our business. Although our foreign sales historically have been denominated in U.S. dollars, we also may be subject to increased risks relating to foreign currency exchange rate fluctuations to the extent we decide to denominate our sales in foreign currencies.

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

We do not have a guaranteed supply of products, and we have a concentration of inventory purchases from our top two suppliers.

The success of our business depends, in part, on our ability to offer our customers a wide variety of products that they can purchase at prices that are substantially below those of traditional retailers. We do not have any formal or binding supply agreements with any of our manufacturers, distributors, or other suppliers for our supply of products. As a result, we do not have a guaranteed supply of products at favorable prices. Our inability to maintain and expand our supply relationships or the inability of our suppliers to continue to supply us with products at favorable prices would substantially harm our business and results of operations.

In addition, we have a concentration of inventory purchases from a small number of suppliers. Our top vendors based on the amount of purchases vary from quarter to quarter and year to year.  The top two suppliers accounted for approximately 27.7%, 21.4% and 15.0% of our total purchases in 2009, 2010, and 2011, respectively.

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

We rely heavily on the sale of jewelry for our a substantial portion of our net revenue, and demand for these products could decline.

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

Furthermore, our ability to increase our net revenue and generate profits may depend on our ability to expand our product offerings beyond our current offerings. If we offer new products that are not accepted by customers, our brand and reputation could be adversely affected, our sales may fall short of expectations, and we may incur substantial expenses that are not offset by increased sales.

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

We are vulnerable to fraudulent activities on our website, including distributed denial of service attacks, unauthorized use of customer information and identity theft by third parties.

We are susceptible to Distributed Denial of Service (DDOS) attacks from third parties that can impede the performance of our websites by causing slow downs from massive incoming traffic to our websites and can even lead to shut downs. We were subject to such attacks in 2011 and have subsequently deployed several third party providers for DDOS protection. A sustained successful attack would harm our business and results of operations, however, does not comprise security.

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

Our merchant bank processor, Visa, MasterCard, American Express, Discover Card and PayPal could increase the processing and interchange fees that they charge for transactions using their cards or service. Increases in processing and interchange fees may result in increased costs and reduced profit margin.

We may default on our obligations, if we are unable to generate sufficient cash through sales in a timely manner.

We have funded our operations through the cash generated from operations. The working capital characteristics of our business have allowed us to collect cash from sales to customers within several business days of the related sale, while we typically have extended payment terms with our suppliers. We do not, however, have any formal or binding supply agreements with any of our suppliers, manufacturers, distributors, or other suppliers or any other formal agreements with them on payment terms. Accordingly, there is a risk that we may default on our obligations if we are unable to generate sufficient cash through sales in a timely manner.

Seasonal fluctuations in our net revenue could cause our quarterly results to fluctuate and cause our results of operations to be below expectations.

Historically, sales in the jewelry industry are seasonal and have been higher in the fourth quarter of the calendar year as a result of higher consumer spending during the December holiday season. In anticipation of any increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher sales and marketing costs and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected sales during any future fourth quarter, it would have a disproportionately large impact on our results of operations for that year. Our seasonal sales patterns may strain our personnel and fulfillment activities, and may cause a shortfall in sales compared with expenses in a given period, which would substantially harm our business and results of operations.

Sales in prior periods may not be indicative of our future performance.

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

We had grown quickly prior to 2008, and our business will suffer if we fail to manage our future performance.

We had expanded our operations at a rapid pace prior to the 2008 financial and economic crisis. This expansion had placed a significant strain on our management, operations, and financial resources. When our business recovers, we anticipate adding personnel in the future, including managerial, technical, and operations personnel. In order to manage the future growth of our operations, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures, and controls. If we are unable to manage growth effectively, our business and results of operations will be harmed.

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

Additionally, in response to customer requests and as a convenience to resellers, we provide “Compare,” “List” and/or “Retail” prices for merchandise listed on our website. These prices are not meant to reflect fair market values and in fact, may be higher than prices found in local retail stores. As a consequence, perceived misrepresentations in item descriptions by disappointed buyers may occur, resulting in negative publicity about and diminished customer confidence in our website.

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

Our branded inventory may be vulnerable to complaints or claims of infringement on intellectual property rights.

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

Our founder, executive officers, and directors together beneficially own approximately 22.2% of our common stock as of December 31, 2011. Marina Zinberg, who is the sister of David Zinberg, our Chief Executive Officer, owns an additional 21.0% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

Item 3.       Legal Proceedings

In May and June, 2009, the Company and certain of its officers were named as defendants in three parallel class action complaints filed in the United States District Court for the Central District of California (Ramon Gomez v. Bidz.com, Inc., et al., cv09-3216 (CBM) (C.D. Cal.; filed on May 7, 2009); James Mitchell v. Bidz.com, Inc., et al., cv09-03671 (CBM) (C.D. Cal.; filed on May 22, 2009); Mark Walczyk v. Bidz.com, Inc., et al., cv09-0397 (CBM) (C.D. Cal.; filed on June 3, 2009)). On July 30, 2009, the Court consolidated the cases. The consolidated complaint charges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and alleges that the Company failed to disclose unethical and fraudulent business practices, that it did not have controls in place to prevent “shill bidding,” that it uses unreliable or false appraisal prices on its merchandise, and that it failed to correctly account for and disclose in detail its co-op marketing contributions and minimum gross profit guarantees. On May 25, 2010, in a 30-page opinion, the Honorable Consuelo B. Marshall of the United States District Court granted the Company’s Motion to Dismiss the securities fraud complaint with leave to amend. On June 22, 2010, the plaintiff filed its amended complaint. On July 30, 2010, the Company filed a Motion to Dismiss the amended complaint and on September 8, 2010, the Plaintiff filed another amended complaint. On September 27, 2010, the Company filed another Motion to Dismiss the amended complaint, which was heard by the Court on November 1, 2010.  The Court took our Motion under submission in November 2010, and in February 2011 the Court denied the Motion to Dismiss. In November 2011, we reached an agreement in principle to settle the case and are waiting for the Court to approve and finalize the settlement.

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

Part II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “BIDZ.” The following table sets forth the high, low and closing market prices of our common stock during each of the four calendar quarters for 2011:

For the quarter ended:	High	Low	Close

March 31, 2011	$2.50	$1.14	$1.47
June 30, 2011	$1.78	$0.75	$0.99
September 30, 2011	$1.03	$0.39	$0.50
December 31, 2011	$0.52	$0.25	$0.45

As of December 31, 2011, there were 18,379,045 shares of common stock outstanding.

We have established a public market for our common stock on the NASDAQ Capital Market since June 2007. We have registered for offer and sale the shares of common stock that are reserved for issuance pursuant to stock options covered by our stock option plans. Shares covered by such registration statements upon the exercise of stock options or warrants generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144. As of December 31, 2011, the number of shares of our common stock that is subject to outstanding options to purchase common stock is 223,000.

Shares held by management and affiliates of our company are subject to the resale limitations of Rule 144. In general, under Rule 144 as currently in effect, any person or persons whose shares are aggregated for purposes of Rule 144, who beneficially own restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in common stock during the four calendar weeks preceding such sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2006 Stock award plan	223,000	$8.44	589,133
2002 Special stock option plan	—	$—	—

Equity compensation plans not approved by security holders
2001 Stock option plan	—	$—	—

Total	223,000	$8.44	589,133

(1)                                The total number of shares of common stock to be issued upon exercise of all outstanding stock options is 223,000 at December 31, 2011.

Recent Sales of Unregistered Securities

During the past three years we have sold the following securities that were not registered under the Securities Act of 1933.  The share issuances were undertaken in reliance on the exemption from registration under the Securities Act of 1933 (the “Act”) set forth in Section 4(2) of the Act or Rule 701 under the Act.

In 2011, we issued 110,000 restricted stock awards of our common stock, with 25% vesting at the end of each year over a four year period, under the 2006 Award Plan to our independent directors for services rendered to our Company. No stock options were granted in 2011.

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

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the fourth quarter of 2011:

			Total number of	Maximum
			shares	dollar value
	Total	Average	purchased as	of shares that
	number	price	part of a	may
	of	paid	publicly	yet be purchased
	shares	per	announced	under the
2011	purchased	share	program	program (1)
October 1 — October 31	—	—	5,814,064	$12,334,830
November 1 — November 30	1,005,539	$0.50	6,819,603	$11,837,088
December 1 — December 31	—	—	6,819,603	$11,837,088
Total	1,005,539	$0.50	6,819,603	$11,837,088

(1)                                  In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million from $20.0 million. As of December 31, 2011 we have repurchased a total of approximately 6.8 million shares for a total of approximately $21.7 million. About $11.8 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

(2)                                  In July 2010, in a privately negotiated transaction, but part of our share repurchase program, we repurchased 2,180,952 shares for $2.3 million from Marina Zinberg with the approval of the Special Committee composed of independent members of our Board of Directors. The shares have subsequently been retired.

Item 6.                     Selected Financial Data

The selected financial data presented below has been derived from our consolidated financial statements. The consolidated statement of income (operations) data for each of the fiscal years ended December 31, 2009, 2010, and 2011 and the consolidated balance sheet data at December 31, 2010 and 2011 are derived from our audited consolidated financial statements that are included in this report. The consolidated statement of income (operations) data for the years ended December 31, 2007 and 2008 and the consolidated balance sheet data at December 31, 2007, 2008 and 2009 are derived from audited consolidated financial statements that are not included in this report. The historical results presented below are not necessarily indicative of the results to be expected in any future period. You should read this information together with “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Years ended December 31,
(in thousands, except per share data)	2007	2008	2009	2010	2011

Consolidated Statement of income (operations) data:

Net revenue	$187,131	$207,410	$110,394	$104,772	$86,367
Cost of revenue	132,683	148,688	76,667	78,659	63,675
Gross profit	54,448	58,722	33,727	26,113	22,692
Operating expenses:
General & administrative	20,524	21,684	19,165	20,824	20,294
Sales & marketing	12,578	12,681	9,140	6,241	7,938
Depreciation & amortization	498	690	795	685	487
Total operating expenses	33,600	35,055	29,100	27,750	28,719
Income (loss) from operations	20,848	23,667	4,627	(1,637)	(6,027)
Interest income (expense), net	(250)	(142)	(73)	(10)	—
Income tax benefit (expense)	(2,538)	(9,809)	(2,026)	284	(1,022)
Net income (loss)	$18,060	$13,716	$2,528	$(1,363)	$(7,049)
Net income (loss) common share:
Basic	$0.77	$0.58	$0.11	$(0.07)	$(0.36)
Diluted	$0.69	$0.55	$0.11	$(0.07)	$(0.36)

Consolidated Balance sheet data:

Cash	$4,808	$4,456	$1,121	$8,074	$1,192
Working capital	29,475	32,183	30,363	27,702	22,192
Total assets	70,965	48,122	50,605	47,596	37,623
Revolving credit line	5,924	—	2,898	—	—
Total liabilities	39,773	13,918	17,980	18,203	14,743
Total stockholders’ equity	$31,192	$34,204	$32,625	$29,393	$22,880

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this form. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including various risks and uncertainties discussed in Item 1A. “Risk Factors” and throughout this report.

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

In addition to our auction site we have a retail site that offers similar items of merchandise as those listed for auction, as well as other designer products and consumer goods.  Buyz.com, our fixed price site for jewelry, provides us access to different types of consumers. Modnique.com, our online retail site for designer products and consumer goods, provides an event sale concept. We plan to negotiate favorable deals with designers and manufacturers, including purchasing inventory from recognizable brand names at deep discounts to attract customers that are fashion minded as well as cost conscious. Inventory is often sold that is held by our suppliers using a just in time ordering model.

We sell to consumers looking for reliable bargains on jewelry, watches, accessories and brand name merchandise. Because we purchase and retain all of our inventory onsite, we can provide our customers with timely service and delivery of their purchases. In addition, each item is inspected by one of our trained product specialists prior to its placement on our website, which assures our customers of the quality of their purchases of our products. We operate in a highly competitive market with low barriers to entry. By selling our own merchandise, we provide a buying environment in which we minimize fraudulent activity and questionable product quality frequently associated with purchase transactions from third-party sellers. We believe that some of our customers purchase from us and resell on eBay and through other retail channels. Our auctions and fixed price sales are conducted 24 hours a day, seven days a week.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make certain estimates and judgments that affect amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following are the critical accounting policies that we believe require significant estimation and judgment.

Principles of Consolidation

The consolidated financial statements include the accounts of Bidz.com, Inc., the parent company, and Modnique, Inc., its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

In the Consolidated Statement of Income (Operations) all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.”

We include transaction fees revenue in net revenue. The 3% auction transaction fees are applied to merchandise sales on the bidz.com site, but not to wholesale merchandise sales. The fees do not apply to sales on buyz.com and modnique.com.

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

Cost of Revenue

Cost of revenue includes product costs, inventory reserves charges, gain or loss on foreign currency exchange when purchasing products from international vendors, inbound and outbound shipping charges, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other electronic payment fees, and is recorded in the same period in which related revenue has been recorded. The cost of revenue is reduced by recognition of co-op marketing contributions from our vendors upon the sale of products and increased by referral credits given to referees through our “refer a friend” program.

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

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions and account for them as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and recognized as a reduction of cost of sales (and more fully described in Note 1 to our audited consolidated financial statements).

Stock-Based Compensation

We recognize in our consolidated financial statements the cost resulting from all share-based compensation transactions based on the fair value of the equity issued. We use the Black-Scholes option pricing model to estimate the value of our options.  Our assessment of the estimated compensation charges will be affected by our stock price as well as assumptions regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Years ended December 31,
	2009	2010	2011

Net revenue	100.0%	100.0%	100.0%
Gross profit	30.6	24.9	26.3
Operating expenses:
General & administrative	17.4	19.9	23.5
Sales & marketing	8.3	6.0	9.2
Depreciation & amortization	0.7	0.6	0.6
Total operating expenses	26.4	26.5	33.3
Income (loss) from operations	4.2	(1.6)	(7.0)
Interest expense, net	(0.1)	(0.0)	—
Income tax benefit (expense)	(1.8)	0.3	(1.2)
Net income (loss)	2.3%	(1.3)%	(8.2)%

Net revenue

Substantially all of our net revenue consists of jewelry and other products sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is basically not online, shipping and handling, transaction fee revenue, and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Year Ended December 31,
	2009	2010	2011

Net revenue
Merchandise sales	84.7%	82.8%	83.3%
Wholesale merchandise sales	3.6	6.0	7.9
Shipping & handling	8.4	8.0	5.9
Transaction fee	3.0	2.8	2.3
Other revenue	0.3	0.4	0.6
Total net revenue	100.0%	100.0%	100.0%

As described in Note 12 to our audited consolidated financial statements, net revenue by geographic area is presented based upon the country of destination. Canada and Australia are the only foreign countries that accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area for the periods indicated was as follows:

	Years ended December 31,
(in thousands, except percentages)	2009		2010		2011
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent
United States	$75,360	68.3%	$61,921	59.1%	$47,399	54.9%
Canada	14,555	13.2	16,112	15.4	17,035	19.7
Australia	5,874	5.3	7,554	7.2	11,696	13.5
Other International	14,605	13.2	19,185	18.3	10,237	11.9
Total	$110,394	100.0%	$104,772	100.0%	$86,367	100.0%

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

Results of Operations

Comparison of Year Ended December 31, 2011 with Year Ended December 31, 2010

Net Revenue

Net revenue decreased 17.6% to $86.4 million in 2011 from $104.8 million in 2010. The decrease in net revenue was due primarily to weak consumer demand for our jewelry and discretionary products offset by the contributions from our new website, modnique.com, launched in February 2010, which increased 214% to $11.5 million in 2011 from $3.7 million in 2010. We expect that demand for our discretionary merchandise will continue to remain weak in 2012 and affect our growth in revenue, as consumers remain cautious with their discretionary spending amid slow economic growth.

Gross Profit

Gross profit decreased 13.1% to $22.7 million in 2011 from $26.1 million in 2010. The decrease in gross profit is due primarily to the decrease in net revenue offset by an increase in gross profit as a percentage of net revenue. Gross profit as a percentage of net revenue increased to 26.3% in 2011 from 24.9% in 2010. Online demand for our jewelry and merchandise remain weak as consumers remain cautious with their discretionary spending.

General and Administrative Expenses

General and administrative expenses decreased 2.5% to $20.3 million in 2011 from $20.8 million in 2010. The decrease in general and administrative expenses was primarily due to our efforts to reduce expenses. General and administrative expenses as a percentage of net revenue increased to 23.5% in 2011 compared to 19.9% in 2010 mainly as a result of deleveraging from lower revenue.

Sales and Marketing Expenses

Sales and marketing expenses increased 27.4% to $7.9 million in 2011 from $6.2 million in 2010. We increased sales and marketing expenses in an effort to promote our business. Sales and marketing expenses as a percentage of net revenue increased to 9.2% in 2011 from 6.0% in 2010.

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

In May 2007, we entered into an understanding with LA Jewelers (a related party and more fully described in Note 15 to our audited consolidated financial statements), whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. This agreement has been terminated in August 2010 due to weak market conditions.  For 2009 and 2010, we recognized $192,000 and $98,000, respectively, under this agreement as a reduction in cost of revenue. The purchase price, terms and conditions of our business with LA Jewelers that have been negotiated are competitive with the market and other suppliers.

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

Quarterly Operations Data

The following tables set forth quarterly statements of operations data for the eight quarters ended December 31, 2011, including amounts expressed as a percentage of net revenue. This quarterly information is unaudited, but has been prepared on the same basis as the annual consolidated financial statements and, in our opinion, reflects all adjustments necessary for a fair representation of the information for the periods presented. This quarterly statement of operations data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this prospectus. Results of operations for any quarter are not necessarily indicative of results for any future period.

	Quarters ended
(in thousands,	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
except per share data)	2010	2010	2010	2010	2011	2011	2011	2011
	(unaudited)

Net revenue	$28,189	$25,722	$21,816	$29,045	$24,897	$20,039	$20,266	$21,165
Gross profit	7,189	6,162	5,605	7,157	6,974	4,526	4,759	6,433
General and administrative	5,411	5,425	5,010	4,978	5,666	5,238	4,841	4,549
Sales and marketing	1,587	1,446	1,479	1,729	1,643	2,214	2,402	1,679
Depreciation and amortization	216	174	151	144	131	122	124	110
Income (loss) from operations	(25)	(883)	(1,035)	306	(466)	(3,048)	(2,608)	95
Net income (loss)	$(111)	$(653)	$(614)	$15	$(382)	$(5,305)	$(1,460)	$98
Net income (loss) per share available to common stockholders — basic and diluted	$(0.01)	$(0.03)	$(0.03)	$0.00	$(0.02)	$(0.27)	$(0.08)	$0.01
Weighted average number of shares outstanding — basic and diluted	21,949	21,839	20,042	19,522	19,376	19,410	19,387	19,013

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010	2011	2011	2011	2011
	(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0
Gross profit	25.5	24.0	25.7	24.6	28.0	22.6	23.5	30.4
General and administrative	19.2	21.1	23.0	17.1	22.8	26.2	23.9	21.5
Sales and marketing	5.6	5.6	6.8	6.0	6.6	11.0	11.9	7.9
Depreciation and amortization	0.8	0.7	0.7	0.5	0.5	0.6	0.6	0.5
Operating income (loss)	(0.1)	(3.4)	(4.8)	1.0	(1.9)	(15.2)	(12.9)	0.5
Net income (loss)	(0.4)%	(2.5)%	(2.8)%	0.1%	(1.6)%	(26.5)%	(7.2)%	0.5%

Additional operating data:

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010	2011	2011	2011	2011
	(unaudited)
Average gross order value	$202	$211	$194	$180	$187	$178	$155	$170
Average orders per day	1,728	1,513	1,432	1,883	1,550	1,420	1,614	1,539
Average items sold per day	7,298	6,143	5,411	6,899	6,110	6,160	5,631	4,782
Cost per new buyer	$38	$39	$43	$32	$40	$64	$60	$45
Number of new buyers	41,264	36,787	34,584	54,271	40,711	34,419	40,224	37,607

Wholesale merchandise sales and modnique.com are included in computing additional quarterly data.

Liquidity and Capital Resources

The significant components of our working capital are inventory and liquid assets such as cash and accounts receivable, reduced by accounts payable, accrued expenses and deferred revenue. Our business model contains beneficial working capital characteristics: while we collect cash from sales to customers within several business days of the related online payment, we typically have extended payment terms with our suppliers.

As of December 31, 2011, we had a working capital surplus of $22.2 million and have no debt obligations. Net cash is affected primarily by changes in net income (loss), inventories, accounts receivable, other receivable, other current assets, accounts payable, accrued expenses, and deferred revenue. Inventories, and accounts payable generally increase or decrease in line with changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve sales and/or our gross margins.

Net cash used for operating activities was $6.0 million in 2011 compared to net cash provided by operating activities of $12.9 million in 2010 and net cash used for operating activities of $757,000 in 2009. We incurred a net loss of $7.0 million in 2011 compared to a net loss of $1.4 million in 2010 and a net income of $2.5 million in 2009. Inventories decreased by $2.4 million and $8.8 million in 2011 and 2010, respectively, compared to an increase of $3.3 million in 2009. The decrease in inventories in 2011 and 2010 is attributable to our weak business demand. The increase in inventories and increase in accounts payable in 2009 despite the declining business and economic outlook is attributable to our strategy to stock up on attractively priced close-out merchandise. Accounts receivable increased by $2.1 million and $235,000 in 2011 and 2010, respectively, compared to a decrease of $251,000 in 2009. Other receivable decreased by $1.4 million in 2011 compared to an increase of $370,000 and $520,000 in 2010 and 2009, respectively. Other current assets increased by $1.8 million in 2011 compared to a decrease of $2.3 million in 2010 and an increase of $2.6 million in 2009. Accounts payable decreased by $3.2 million in 2011 compared to an increase of $2.0 million and $2.5 million in 2010 and 2009, respectively. Accrued expenses decreased by $221,000 in 2011 compared to an increase of $203,000 in 2010 and decrease of $1.1 million in 2009. Deferred revenue decreased by $64,000 in 2011 compared to an increase of $889,000 in 2010 and a decrease of $240,000 in 2009.

Net cash used for investing activities was $303,000, $152,000 and $404,000 in 2011, 2010 and 2009, respectively, and was primarily related to capital expenditures for our technology system infrastructure, including hardware and software, and office equipment.

Net cash used for financing activities was $598,000 in 2011: $499,000 was used to purchase treasury shares and $91,000 was used to repurchase shares from net vesting of restricted stock. Net cash used for financing activities was $5.8 million in 2010: $2.9 million was used to pay down our revolving credit facility and $2.8 million was used to purchase treasury shares. Net cash used for financing activities was $2.2 million in 2009: $2.9 million was provided by our revolving credit line and $5.0 million was used to purchase treasury shares.

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

No assurance can be given that our cash flows from operations will be sufficient, given our recent losses from operations. If adequate funds are not available, we may be required to reduce our purchase of inventories, delay payments to our suppliers and delay or terminate expenditures. This could have a material adverse effect on us.  These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Contractual Obligations

The following table presents our contractual obligations at December 31, 2011, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property leases	$923	$923	$—	$—	$—
Equipment leases	47	47	—	—	—
Patent license	420	105	210	105	—
	$1,390	$1,075	$210	$105	$—

As more fully described in Note 8 to our audited consolidated financial statements, we are obligated for the lease of our office and warehouse space, operating leases for copy machines, and licensing agreement on patents. Executives with employment agreements have annual salary commitments of $1.1 million at December 31, 2011 and potentially result in total severance of $1.5 million if they were all terminated without cause.

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

Item 8.                     Consolidated Financial Statements and Supplementary Data

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

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during year ended December 31, 2011, that our certifying officers concluded could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not receive a financing commitment by the facility deadline, therefore, the agreement has been terminated pursuant to its terms, and the warrant has expired.

Part III

We have omitted the information required in Part III of this annual report because we intend to include that information in our definitive proxy statement for our 2012 annual meeting of shareholders, which we expect to file before 120 days after December 31, 2011. We incorporate that information in this annual report by reference to our 2012 proxy statement.

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

Item 11.     Executive Compensation

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2012 Annual Meeting of our stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2012 Annual Meeting of our stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2012 Annual Meeting of our stockholders.

Item 14.     Principal Accounting Fees and Services

Information required by this item is incorporated by reference from the definitive proxy statement required to be filed pursuant to Regulation 14A for the 2012 Annual Meeting of our stockholders.

Part IV

Item 15.     Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Bidz.com, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Bidz.com, Inc. and Subsidiary (“Bidz.com” or the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bidz.com, as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced a significant decline in net revenue and sustained negative cash flows and losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Los Angeles, California

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Bidz.com, Inc.

We have audited the accompanying statements of income, stockholders’ equity and cash flows of Bidz.com, Inc. (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Bidz.com, Inc.’s operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

March 5, 2010

Bidz.com, Inc. and Subsidiary

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2010	2011

Assets
Current assets:
Cash	$8,074	$1,192
Accounts receivable	682	2,746
Inventories, net of reserves of $1,694 and $1,112 at December 31, 2010 and 2011, respectively	32,136	29,714
Other receivable (includes related party amounts of $363 and $186 at December 31, 2010 and 2011, respectively)	1,824	796
Current deferred tax assets	2,516	—
Other current assets	673	2,487
Total current assets	45,905	36,935
Long term deferred tax assets	662	—
Property and equipment, net	637	369
Intangible assets, net	235	319
Deposits	157	—
Total assets	$47,596	$37,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes related party amounts of $3,119 and $2,884 at December 31, 2010 and 2011, respectively)	$14,188	$11,013
Accrued expenses	2,494	2,273
Deferred revenue	1,521	1,457
Total current liabilities	18,203	14,743

Commitments and contingencies (Notes 8 and 14)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2010 and 2011, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued 19,708,991 and 18,379,045 and outstanding 19,379,177 and 18,379,045 at December 31, 2010 and 2011, respectively	20	18
Additional paid in capital	18,202	18,528
Shares held in treasury, at cost; 175,814 and 0 shares at December 31, 2010 and 2011, respectively	(212)	—
Retained earnings	11,383	4,334
Total stockholders’ equity	29,393	22,880

	$47,596	$37,623

See accompanying notes to consolidated financial statements

Bidz.com, Inc. and Subsidiary

Consolidated Statements of Income (Operations)

(in thousands, except share and per share data)

	Years Ended December 31,
	2009	2010	2011

Net revenue:
Merchandise sales	$106,043	$98,112	$79,064
Wholesale merchandise sales (includes related party amounts of $2,403, $4,827 and $3,968 for the years ended December 31, 2009, 2010 and 2011, respectively)	4,009	6,267	6,805
Other revenue	342	393	498
	110,394	104,772	86,367
Cost of revenue	76,667	78,659	63,675
Gross profit	33,727	26,113	22,692
Operating expenses:
General and administrative	19,165	20,824	20,294
Sales and marketing	9,140	6,241	7,938
Depreciation and amortization	795	685	487
Total operating expenses	29,100	27,750	28,719
Income (loss) from operations	4,627	(1,637)	(6,027)
Other income - interest income	1	1	—
Other expense - interest (expense)	(74)	(11)	—
Income (loss) before income tax benefit (expense)	4,554	(1,647)	(6,027)
Income tax benefit (expense)	(2,026)	284	(1,022)
Net income (loss)	$2,528	$(1,363)	$(7,049)

Net income (loss) per share available to common shareholders — basic and diluted	$0.11	$(0.07)	$(0.36)
Weighted average number of shares outstanding — basic and diluted	22,363,367	20,829,419	19,334,374

See accompanying notes to consolidated financial statements

Bidz.com, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity

(in thousands)

	Common stock		Additional			Total
	issued		paid in	Treasury	Accumulated	stockholders’
	Shares	Amount	capital	shares	earnings	equity

Balance at December 31, 2008	22,918	$23	$23,963	$—	$10,218	$34,204

Fair value of stock options granted to employees	—	—	121	—	—	121
Repurchase of common stock from net vesting of restricted stocks	(3)	—	(8)	—	—	(8)
Tax benefit from stock based compensation	—	—	(70)	—	—	(70)
Grants and amortization of restricted stock awards to employees and directors	666	—	844	—	—	844
Cancellation of restricted stock awards to employees	(12)	—	—	—	—	—
Retirement of common stock	(1,455)	(1)	(4,993)	4,994	—	—
Purchase of treasury stock	—	—	—	(4,994)	—	(4,994)
Net income	—	—	—	—	2,528	2,528
Balance at December 31, 2009	22,114	$22	$19,857	$—	$12,746	$32,625

Amortization of restricted stock awards to employees and directors	—	—	1,027	—	—	1,027
Cancellation of restricted stock awards to employee	(10)	—	—	—	—	—
Repurchase of common stock from net vesting of restricted stocks	(66)	—	(135)	—	—	(135)
Retirement of common stock	(2,329)	(2)	(2,547)	2,549	—	—
Purchase of treasury stock		—	—	(2,761)	—	(2,761)
Net loss	—	—	—	—	(1,363)	(1,363)
Balance at December 31, 2010	19,709	$20	$18,202	$(212)	$11,383	$29,393

Grants and amortization of restricted stock awards to employees and directors	110	—	758	—	—	758
Cancellation of restricted stock awards to employees and director	(36)	—	—	—	—	—
Repurchase of common stock from net vesting of restricted stocks	(65)	—	(91)	—	—	(91)
Tax benefit from stock based compensation	—	—	(8)	—	—	(8)
Retirement of employee share purchases	(157)	—	376	—	—	376
Retirement of common stock	(1,182)	(2)	(709)	212	—	(499)
Net loss	—	—	—	—	(7,049)	(7,049)
Balance at December 31, 2011	18,379	$18	$18,528	$—	$4,334	$22,880

See accompanying notes to consolidated financial statements

Bidz.com, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2009	2010	2011

Cash flows provided by (used for) operating activities:
Net income (loss)	$2,528	$(1,363)	$(7,049)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	795	685	487
Stock-based compensation	965	1,027	758
Loss on disposal of property and equipment	—	38	—
Deferred taxes	(29)	(1,115)	3,178
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	251	(235)	(2,064)
Inventories	(3,304)	8,825	2,422
Other receivable	(520)	(370)	1,404
Other current assets	(2,554)	2,287	(1,814)
Deposits	(53)	—	157
Increase (decrease) in liabilities:
Accounts payable	2,523	2,028	(3,175)
Accrued expenses	(1,119)	203	(221)
Deferred revenue	(240)	889	(64)
Net cash provided by (used for) operating activities	(757)	12,899	(5,981)

Cash flows provided by (used for) investing activities:
Capital expenditures	(404)	(152)	(303)
Net cash used for investing activities	(404)	(152)	(303)
Cash flows provided by (used for) financing activities:
Revolving credit line	2,898	(2,898)	—
Repurchase of common stock from net vesting of restricted stocks	(8)	(135)	(91)
Tax benefit from stock based compensation	(70)	—	(8)
Purchase of treasury stock	(4,994)	(2,761)	(499)
Net cash used for financing activities	(2,174)	(5,794)	(598)

Net increase (decrease) in cash	(3,335)	6,953	(6,882)
Cash, beginning of year	4,456	1,121	8,074
Cash, end of year	$1,121	$8,074	$1,192

Supplemental disclosure of cash flow information:
Interest paid	$74	$11	$—
Income taxes paid	$2,550	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Retirement of treasury shares	$4,994	$2,549	$212

See accompanying notes to consolidated financial statements

Bidz.com, Inc. and Subsidiary

Notes to consolidated financial statements

(in thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies:

Business and Organization

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

We sell our products throughout the United States and have expanded the reach of our customer base to Canada, Australia, Europe, Middle East and Asia. Revenue generated from the United States accounted for approximately 68.3%, 59.1% and 54.9% of net revenue for the years ended December 31, 2009, 2010, and 2011, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, we have reported net losses for the years ended December 31, 2010 and 2011 and future uncertainty in our financial performance raises substantial doubt about our ability to continue as a going concern. Management is taking steps to increase gross profit margins and reduce expenses to improve our financial performance and we believe that we can generate sufficient operating cash flows to continue our operations.  However, no assurances can be given as to the success of our plans. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Recent Developments

On February 9, 2012, we were granted an additional 180 calender days extension to August 6, 2012 to regain compliance of the $1 minimum bid price requirement for NASDAQ listing. Our share price had traded below $1.00 for 30 consecutive days and we were issued a notice of deficiency on August 12, 2011.

On February 3, 2012, we were notified that the investigation by the SEC has been completed and that the staff does not intend to recommend to the Commission any enforcement action against us. On February 10, 2009 and October 27, 2009, the Securities and Exchange Commission (“SEC”) issued subpoenas to us to produce documents relating to our inventory reserve policies, vendor marketing contributions, as well as other matters. We cooperated fully with the SEC’s formal investigation, and our management devoted the resources required to respond promptly and thoroughly with information and documents requested by the SEC.

On January 10, 2012, we were notified by NASDAQ that we have until May 17, 2012 to regain compliance with the independent director and audit committee requirements as set forth in Listing Rule 5605 due to Man Jit Singh’s decision not to stand for re-election at our Annual Meeting held on May 17, 2011.

Reclassification

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for return and allowance reserves, inventory reserve, vendor co-op marketing contributions, accrued expenses and valauation allowance for deferred taxes.

Fair Value of Financial Instruments

The carrying amount of our cash, accounts receivable, other current assets, accounts payable, deferred revenue and accrued expenses approximates their estimated fair values as a result of the short-term maturities of those financial instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less that do not secure any corporate obligation. We had no cash equivalents at December 31, 2010 and 2011.

Accounts Receivable

Accounts receivable consist mainly of amounts due from customer credit card and other electronic payments billed but not yet received at period end. We had no allowance for doubtful accounts at December 31, 2010 and 2011.

Concentration of Business and Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and receivables.  Our cash deposits with our banks could be at risk when the FDIC deposit insurance is not be sufficient to cover any potential loss arising from a bank failure. We derive our accounts receivable primarily from credit card and other electronic payment processors located primarily in the United States. No customer accounted for more than 10% of revenue or receivables during 2009, 2010, or 2011.

We had a concentration on two merchandise suppliers during 2009, 2010, and 2011, as more fully described in Note 13.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Inventories consist mainly of merchandise purchased for resale and are stated at the lower of first-in, first-out cost (FIFO) or market. We record in inventories loose diamonds, semi-precious stones and settings that we purchased and delivered to manufacturers to produce into finished jewelry inventory to resell. The inventories of loose diamonds, semi-precious stones and settings amount to $293,000 and $251,000 at December 31, 2010 and 2011, respectively.

We record payments made to our suppliers for purchases we have yet to receive as prepaid inventory until they are in our possession and satisfactorily examined. Prepaid inventory included in inventories is $1.7 million and $854,000 at December 31, 2010 and 2011, respectively.

Inventory Reserve

The unique nature of our business model where customers set the prices they are willing to pay may result in items selling below our cost.  We provide reserves against our inventory, based on the estimated difference between the average selling price and the cost of inventory, which are included in cost of revenue. In addition, reserves are provided on potential loss of value on damaged goods and other not readily sellable items.

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions and account for them as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the years ended

December 31, 2009, 2010 and 2011, we have recognized $7.6 million, $7.0 million and $4.7 million of co-op marketing contributions, respectively. Approximately $3.0 million and $2.8 million remain unamortized as an offset to inventory at December 31, 2010 and 2011, respectively. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other receivable and amounted to $1.5 million and $796,000 at December 31, 2010 and 2011, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Years
Computer software	3
Computer hardware	3
Automobiles	5
Furniture and equipment	5

Intangible Asset

Our intangible asset consists of the cost to acquire our domain names and other intellectual property, which was $235,000 and $319,000, net at December 31, 2010 and 2011, respectively. Domain names, costing $161,000 have indefinite lives and therefore are not subject to amortization. We perform an annual evaluation for impairment on the intangible asset. No impairment existed at December 31, 2010 or 2011 and no loss or impairment was recognized during 2009, 2010 and 2011. Intellectual properties acquired for $175,000 are amortized over 15 years and the accumulated amortization was $6,000 and $17,000 at December 31, 2010 and 2011, respectively. The amount of amortization is $1,000, $5,000 and $11,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

Long-Lived Assets

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

In the Statements of Income (Operations) all amounts billed to customers by us related to shipping and handling are included in “Net revenue” and our shipping costs are included in “Cost of revenue.” Outbound shipping revenue from customers are included in merchandise sales and amounted to $9.3 million, $8.3 million and $5.0 million in 2009, 2010, and 2011, respectively.

We include transaction fee revenue in net revenue. The 3% auction transaction fee is applied to merchandise sales on the bidz.com site but not to wholesale merchandise sales. The fee does not apply to sales on buyz.com and modnique.com.

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

Cost of Revenue

Cost of revenue includes product costs, inventory reserve charges, gain or loss on foreign currency exchange when purchasing products from international vendors, inbound and outbound shipping charges, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other electronic payment fees, and is recorded in the same period in which related revenue has been recorded. The cost of revenue is reduced by recognition of co-op marketing contributions from our vendors and referral credits given to referees through our “refer a friend” program.

Outbound shipping costs on merchandise sales totaled $6.1 million, $5.7 million and $5.6 million in 2009, 2010, and 2011, respectively.

Deferred Revenue

Deferred revenue is recorded for sales transactions where the merchandise had not yet been shipped but payment has been received.  Customer deposits of $771,000 and $310,000 at December 31, 2010 and 2011, respectively, related to layaway sales are included in deferred revenue.

Income Tax Expense

We account for income taxes using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

We recognize in our consolidated financial statements the cost resulting from all share-based payment transactions and all share-based payments to employees, including grants of stock options and restricted stock awards based on their fair values on the measurement date, and recognized over the vesting period.

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

Internal Use Software

We expense all costs incurred for the development of internal use software that relate to the planning and post-implementation phases of the development, maintenance and enhancement costs. We capitalize and amortize direct costs incurred in the application development phase over the software’s estimated useful life of three years. We expense research and development costs and other computer software maintenance costs related to software development as incurred.

Basic and Diluted Income (Loss) per Share

We compute the basic income (loss) per common share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. We compute diluted income (loss) per common share similarly to basic income per common share, except that we increase the denominator to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2009, 2010, and 2011, we had 6,933,000 shares, 6,434,500 shares and 223,000 shares, respectively, of common stock equivalents that were excluded as their effect would have been anti-dilutive. At December 31, 2009, 2010 and 2011, there were no dilutive common stock equivalents as all the stock options outstanding at year end were “out of the money” and are anti-dilutive.

The dilutive effect of outstanding stock options is reflected in diluted income (loss) per share by application of the treasury stock method for the years ended December 31, 2009, 2010 and 2011. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	2009	2010	2011
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,528	$(1,363)	$(7,049)
Denominator:
Weighted average shares of common stock outstanding	22,363,367	20,829,419	19,334,374
Effect of dilutive securities	—	—	—
Denominator for diluted calculation	22,363,367	20,829,419	19,334,374
Net income (loss) per share, basic	$0.11	$(0.07)	$(0.36)
Net income (loss) per share, diluted	$0.11	$(0.07)	$(0.36)

Advertising Expense

We expense the costs of producing advertisements at the time production occurs and we expense the cost of communicating advertisements in the period during which the advertising space is used or distribution is made. We recognize Internet advertising expenses based on the terms of the individual agreements, which are generally (1) during the period customers are acquired; (2) based on the number of clicks generated during a given period over the term of the contract; (3) based on the number of e-mails sent during an e-mail distribution campaign; (4) based on the number of customers acquired from other websites; or (5) based on the placement of advertisements on other websites. Advertising expenses totaled $9.1 million, $6.2 million and $7.9 million during the years ended December 31, 2009, 2010, and 2011, respectively.

(2)   Inventories:

Inventories consist of the following at December 31, 2010 and 2011 (in thousands):

	2010	2011

Fine jewelry, watches and other	$31,449	$29,186
Loose diamonds and semi-precious stones	293	251
Prepaid inventory	1,666	854
Inventory with manufacturing vendors	422	535
Product inventories	33,830	30,826
Less: inventory reserve	(1,694)	(1,112)
	$32,136	$29,714

(3)   Other Current Assets:

Other current assets consist of the following at December 31, 2010 and 2011 (in thousands):

	2010	2011

Prepaid expense	$437	$480
Prepaid income tax	115	1,781
Deposits	121	226
	$673	$2,487

(4)   Property and Equipment:

Property and equipment consists of the following at December 31, 2010 and 2011 (in thousands):

	2010	2011

Computer hardware and software	$2,955	$3,150
Furniture and equipment	551	557
Automobile	30	30
	3,536	3,737
Less: accumulated depreciation and amortization	2,899	3,368
	$637	$369

Property and equipment are recorded at cost. Depreciation and amortization expense of property and equipment totaled $794,000, $680,000 and $476,000 for the years ended December 31, 2009, 2010, and 2011, respectively.

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

(6)   Accounts Payable:

Approximately $1.2 million of accounts payable was book overdraft, of which $1.0 million was issued to LA Jewelers, a related party (as more fully described in Note 15).

During the years ended December 31, 2010 and 2011, and except for subsidiary, Modnique, Inc. we employ “positive pay” procedures with our bank.

Positive pay is a bank service that is an anti-fraud tool available today for check disbursements. Based on our review of checks presented for payment, we instruct the bank to either honor the check and pay it, or dishonor any unauthorized check and return it.

(7)   Accrued Expenses:

Accrued expenses consist of the following at December 31, 2010 and 2011 (in thousands):

	2010	2011

Taxes payable	$133	$139
Accrued payroll and other related costs	765	707
Accrued net sales returns	356	522
Accrued shipping charges	825	591
Other accrued expenses	315	254
Accrued marketing expenses	100	60
	$2,494	$2,273

(8)   Commitments:

The following table presents our contractual obligations at December 31, 2011, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years

Property leases	$923	$923	$—	$—	$—
Equipment leases	47	47	—	—	—
Patent license	420	105	210	105	—
	$1,390	$1,075	$210	$105	$—

We lease a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse space in Culver City, California. The leases expire in June 2012 and August 2012, respectively. In November 2009, we signed a lease for a 26,000 square-foot office and warehouse space in Marina Del Rey, California.  The lease expires in October 2012. We are obligated to pay real estate taxes, insurance, and maintenance expenses. We expect that, in the normal course of business, the lease will be renewed or replaced by leases on other properties upon termination. Thus, we anticipate that future minimum lease commitments will likely be more than the amounts shown for 2011. Rental expenses for operating leases totaled $1.2 million, $1.5 million and $1.6 million for the years ended December 31, 2009, 2010, and 2011, respectively.

We have commitment for software enhancement plans and operating leases of copy machines used in our office.  We also have a definitive ecommerce patent license agreement with NCR Corporation that commits us to six annual payments of $105,000 ending in September 2015.

Executives with employment agreements have annual salary commitments of $1.1 million at December 31, 2011 and can result in total severance of $1.5 million if they were all terminated without cause.

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

No dividends have been declared or paid on our common stock through December 31, 2011.

In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million from $20.0 million. At December 31, 2011 we have repurchased a total of approximately 6.8 million shares for a total of approximately $21.7 million. In 2007, we purchased 100,000 shares for $886,000; in 2008, we purchased 1,753,873 shares for $12.5 million; in 2009, we purchased 1,454,968 shares for $5.0 million; in 2010, we purchased 2,505,223 shares for $2.8 million; and in 2011, we purchased 1,005,539 shares for $498,000. Approximately $11.8 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

In 2011, no common stock shares were issued from the exercise of stock options. 1,181,353 shares held in treasury from our stock repurchase program were retired. 157,000 shares held as collateral were retired when the advances made in 2007 to employees to purchase shares of our common stock were not repaid on the due date. 110,000 shares of restricted common stock awards were issued to directors on our Board of Directors. 36,250 shares of restricted common stock were retired on termination of employment of employees and when a director retired from our Board of Directors. 65,343 shares of restricted common stock were retired from net vesting of restricted common stock to pay for payroll taxes. Restricted common stock awards outstanding and yet to be vested totaled 407,700 shares at December 31, 2011.

In 2010, no common stock shares were issued from the exercise of stock options. 2,329,409 shares held in treasury from our stock repurchase program were retired. No restricted common stock awards were issued to employees. 10,000 shares of restricted common stock were retired on termination of employment of an employee and 65,957 shares were retired from net vesting of restricted common stock to pay for payroll taxes. Restricted common stock awards outstanding and yet to be vested totaled 530,650 shares at December 31, 2010.

In 2009, no common stock shares were issued from the exercise of stock options. 1,454,968 shares held in treasury from our stock repurchase program were retired. Restricted common stock awards totaling 666,000 shares were issued to employees. 12,000 shares of restricted common stock were retired on termination of employment of an employee and 2,593 shares were retired from net vesting of restricted common stock to pay for payroll taxes. Restricted common stock awards outstanding and yet to be vested totaled 738,225 shares at December 31, 2009.

(10)    Stock Compensation Plans:

We adopted our 2001 Stock Option Plan, our 2002 Special Stock Option Plan and our 2006 Award Plan (collectively, the “Plans”), in January 2001, January 2002, and March 2006, respectively. The Plans provide for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company.  The vesting requirements, performance thresholds and other terms and conditions of options granted under the Plans will be determined by our Compensation Committee and Board of Directors. At December 31, 2011, 589,133 shares were available for future grants under the Plans.

The following is a summary of stock option activity for the years ended December 31, 2009, 2010, and 2011:

	2009		2010		2011
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	7,018,500	$6.08	6,933,000	$6.08	6,434,500	$6.09
Granted	—	—	154,000	6.26	2,165,642	1.40
Exercised	—	—	—	—	—	—
Canceled / forfeited	(85,500)	6.00	(652,500)	6.01	(8,377,142)	4.82
Outstanding at year-end	6,933,000	$6.08	6,434,500	$6.09	223,000	$8.44
Options exercisable at year-end	6,933,000	$6.08	6,434,500	$6.09	223,000	$8.44

The weighted average remaining life of the stock options at December 31, 2011 was 0.33 year. In 2011, 6,211,500 stock options expired “out of the money” and 2,165,642 stock options expired for non- performance. At December 31, 2011, all 223,000 stock options were fully vested and “out of the money.”

The weighted-average grant date fair value of stock options granted during 2010 was $0.04 per share. No fair value was determined for the 2,165,642 performance stock options granted in 2011 since they expired for non-performance.

During the year ended December 31, 2011, we issued 2,165,642 warrants to purchase shares in our common stock. The warrants were granted to a consultant (described in Item 9B — Other Information) at prices above the fair value of our common stock on the date of grant and 100% would vest upon performance of the consultant’s obligation to deliver a binding $10 million credit facility within ninety days from the date of grant. The warrants expire 5 years from the vesting date and the expense would have been recognized on a straight-line basis over the term of the credit facility. The fair value of the performance based warrants would have been determined on vesting date when the consultant delivered on his obligation. We did not receive the financing commitment by the performance deadline date and accordingly, we elected to terminate the agreement pursuant to its terms and allow the warrant to expire without vesting.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

		Options outstanding and exercisable at December 31, 2011
		Options outstanding		Options exercisable
Exercise prices	Number outstanding 12/31/2011	Weighted average remaining contractual	Weighted average exercise price	Number exercisable 12/31/2011	Weighted average exercise price

$6.50	95,500	0.18	$6.50	95,500	$6.50
$9.90	127,500	0.45	$9.90	127,500	$9.90
$6.50-9.90	223,000	0.33	$8.44	223,000	$8.44

Stock Option Compensation

During the years ended December 31, 2009, and 2010 and 2011, respectively, we recognized approximately $121,000, $25,000 and $1,000, respectively, of employee stock-option compensation. We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant. The unamortized stock-option compensation expense at December 31, 2010 and 2011 is $1,000 and $0, respectively.

The fair value of stock options granted in 2010 was calculated using a Black-Scholes option pricing model using the following assumptions: (1) risk-free interest rates of 0.3%, (2) an expected life of 12 months, (3) expected volatility of 68%, (4) expected forfeitures of 0%, and (5) a dividend yield of 0%.

Restricted Stock Awards

We began issuing restricted stock awards in 2007, pursuant to the 2006 Award Plan. The restricted stock awards were issued as time-based awards, which vest typically with 25% vesting at the end of each year over four years or earlier if there is an acceleration event. The restricted stock awards are expensed pro rata over the vesting period based upon the fair value of the awards at the time of grant. Stock-based compensation from the issuance of common stock and restricted stock awards totaled $844,000, $1.0 million and $757,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

The fair value of 197,575 restricted shares that vested in 2010 was $402,000 and the fair value of 196,700 restricted shares that vested in 2011 was $282,000. Restricted common stock awards outstanding and yet to be vested totaled 530,650 and 407,700 shares at December 31, 2010 and 2011, respectively. The unamortized stock-based expense for restricted stock awards was $1.6 million and $939,000 at December 31, 2010 and 2011, respectively.

A summary of all restricted stock activity during the years ended December 31, 2010 and 2011 follows:

Restricted shares outstanding, January 1, 2010	738,225
Shares granted	—
Shares vested	(197,575)
Shares forfeited	(10,000)

Restricted shares outstanding, December 31, 2010	530,650
Shares granted	110,000
Shares vested	(196,700)
Shares forfeited	(36,250)

Restricted shares outstanding, December 31, 2011	407,700

The weighted-average grant date fair values of restricted stock awards issued during 2011 were $1.44 per share and none were issued in 2010.

(11)         Income Tax Expense:

A reconciliation of the provision (benefit) for income tax with amounts determined by applying the statutory U.S. federal income tax rate to income before income tax expense is as follows (in thousands):

	2009	2010	2011

Computed tax (benefit) at federal statutory rate of 35% (2009 and 2010) and 34% (2011)	$1,594	$(577)	$(2,049)
State taxes (benefit), net federal tax benefits	262	(89)	471
Meals and entertainment	4	2	4
Stock reacquisition expense	—	189	—
Option and RSA shortfall	88	238	291
Other	78	(47)	43
Change in valuation allowance	—	—	2,262
Total income tax provision (benefit)	$2,026	$(284)	$1,022

The components of income tax expense and benefit for 2009, 2010 and 2011 consists of the following (in thousands):

	2009	2010	2011

Current:
Federal	$1,767	$(163)	$(1,957)
State	583	37	2
	2,350	(126)	(1,955)
Deferred:
Federal	(167)	(73)	2,265
State	(157)	(85)	712
	(324)	(158)	2,977
Total	$2,026	$(284)	$1,022

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Management has analyzed our ability to recover the deferred tax assets through carry back years, reversal of existing temporary differences, projected income and available tax planning strategies. We no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety. As such, in 2011, we have established a valuation allowance of $3.4 million for the amount of our net deferred tax assets.

Components of our deferred tax assets and liabilities consist of the following (in thousands):

	2010	2011
Deferred tax assets:

Current deferred tax assets:
Inventory costs	$2,190	$1,584
Accrued expenses	200	156
Other reserves and allowances	156	224
Deferred revenue	161	159
Total current deferred tax assets	2,707	2,123
Current deferred tax liability:	(191)	—
Net current deferred tax asset	$2,516	$2,123

Long term deferred tax assets:
Employee stock compensation	$677	$490
Other	23	42
Net operating loss	4	676
Minimum tax credit	—	122
State taxes	16	—
Total long term deferred tax assets	720	1,330
Long term deferred tax liability:
Other	—	(19)
State taxes	(58)	—
Total long term deferred tax liability	(58)	(19)
Net long term deferred tax asset	$662	$1,311

Total deferred tax assets	$3,178	$3,434

Valuation allowance	—	(3,434)
Net deferred tax asset	$3,178	$—

The tax benefits in 2009, 2010 and 2011 for share based compensation awards that will result in future tax deductions are included in deferred tax assets. The actual tax deduction was less than the compensation cost recognized by us for financial reporting purposes. As a result, a shortfall of $215,000, $584,000 and $694,000 was created in 2009, 2010 and 2011, respectively and was recognized as additional tax expense.

As a result of our 2011 operations, we have a federal taxable loss of $6.3 million, of which $6.1 million will be carried back to offset 2009 federal taxable income and $228,000 will be carried forward, and a state taxable loss of $6.2 million, which will be carried forward. The federal and state taxable loss carry forward will expire in year 2020 if not used prior to then.

As of December 31, 2011, we are considered a loss corporation for purposes of IRC section 382 and 383.  We do not believe we sustained a greater than 50% change in ownership over the three year testing period prescribed in the regulations.  As such, our net operating loss and credit carryforward attributes are not subject to limitation under IRC section 382 and 383.

We account for APIC adjustments related to tax deductions in excess of book deductions for stock based compensation using the with-and-without method, recognizing a windfall benefit to APIC only after considering all other tax benefits presently available to us.

In accordance with FASB statement issued regarding Accounting for Uncertainty in Income Taxes we recognize the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied all tax positions for which the statute of limitations remained open.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits, January 1, 2010	$—
Increase related to prior year positions	163
Decrease related to prior year positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statue	—

Gross unrecognized tax benefits, December 31, 2010	163
Increase related to prior year positions	—
Decrease related to prior year positions	(3)
Increase related to current year tax positions	—
Settlements	—
Lapse of statue	—

Gross unrecognized tax benefits, December 31, 2011	$160

The amounts of unrecognized tax benefits that, if recognized, would impact the effective rate, is $148,000. We do not anticipate any significant change in our positions in the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2011, we recognized tax expense of $1,000 including accrued interest and penalties for uncertain tax positions.

We are subject to income taxes in the U.S. federal jurisdiction and California. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal examinations by tax authorities for the years before 2008 after the conclusion of an examination by the

Internal Revenue Service for the 2004, 2005, 2006 and 2007 tax years. We may still be selected for examination by the Internal Revenue Service or other taxing authorities for 2008, 2009 and 2010 tax years.

We are subject to various audits and reviews by the states and other regulatory authorities regarding non-income-based taxes, and have been selected for a sales tax audit by the New York State Department of Taxation and Finance for the period from December 1, 2008 to August 31, 2011.  No provision has been made for any potential findings.

(12)       Geographic and Segment Information:

Geographic Information

Net revenue by geographic area is presented based upon the country of destination. Canada and Australia are the only foreign countries that accounted for 10% or more of net revenue for any of the fiscal years presented. Net revenue by geographic area was as follows for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	2009	2010	2011
United States	$75,360	$61,921	$47,399
Canada	14,555	16,112	17,035
Australia	5,874	7,554	11,696
Other International	14,605	19,185	10,237
Total	$110,394	$104,772	$86,367

Long-lived assets include property and equipment and intangible assets, all of which resided in the United States during the years ended December 31, 2009, 2010, and 2011.

Segment Information

We have organized our operations into two segments: Bidz and Modnique. These segments are the primary areas of measurement and decision-making by our management. Bidz mainly features an online auction format that sells jewelry, watches, accessories and brand name merchandise. Modnique features a sales event concept to sell designer products and consumer goods. We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources. Accounting policies of the segments are the same as those described in Note 1.

The following tables present (in thousands) our segment information:

Net revenue by segment:

	2009	2010	2011
Bidz	$110,394	$101,097	$74,826
Modnique	—	3,675	11,541
Total	$110,394	$104,772	$86,367

Operating income (loss) by segment and the reconciliation to loss before tax:

	2009	2010	2011
Bidz	$4,627	$(637)	$(4,543)
Modnique	—	(1,000)	(1,484)
Total operating income (loss)	4,627	(1,637)	(6,027)
Bidz Other expense — interest income	1	1	—
Bidz Other expense - interest expense	(74)	(11)	—
Total operating income (loss) before tax	$4,554	$(1,647)	$(6,027)

Assets by segment:

	December 31, 2010	December 31, 2011
Bidz	$45,002	$33,774
Modnique	2,594	3,849
Total	$47,596	$37,623

(13)         Concentrations:

Purchase of merchandise from our top two vendors, one of which is a related party (as more fully described in Note 15), amounted to $21.4 million, $14.5 and $9.2 million representing 27.7%, 21.4% and 15.0% of the total purchases during the years ended December 31, 2008, 2010, and 2011, respectively.

Outstanding accounts payable to our top two vendors totaled $3.9 million and $2.9 million at December 31, 2010 and 2011, respectively.

(14)         Contingencies:

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Although we believe have defenses to the allegations and intend to pursue them vigorously, currently, management does not have sufficient information to assess the validity of the claims or the amount of potential damages.  Management currently believes, however, that resolution of such legal matters will not have a material adverse impact on our financial position, results of operations or cash flows.

In May and June, 2009, the Company and certain of its officers were named as defendants in three parallel class action complaints filed in the United States District Court for the Central District of California (Ramon Gomez v. Bidz.com, Inc., et al., cv09-3216 (CBM) (C.D. Cal.; filed on May 7, 2009); James Mitchell v. Bidz.com, Inc., et al., cv09-03671 (CBM) (C.D. Cal.; filed on May 22, 2009); Mark Walczyk v. Bidz.com, Inc., et al., cv09-0397 (CBM) (C.D. Cal.; filed on June 3, 2009)). On July 30, 2009, the Court consolidated the cases. The consolidated complaint charges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and alleges that the Company failed to disclose unethical and fraudulent business practices, that it did not have controls in place to prevent “shill bidding,” that it uses unreliable or false appraisal prices on its merchandise, and that it failed to correctly account for and disclose in detail its co-op marketing contributions and minimum gross profit guarantees. On May 25, 2010, in a 30-page opinion, the Honorable Consuelo B. Marshall of the United States District Court granted the Company’s Motion to Dismiss the securities fraud complaint with leave to amend. On June 22, 2010, the plaintiff filed its amended complaint. On July 30, 2010, the Company filed a Motion to Dismiss the amended complaint and on September 8, 2010, the Plaintiff filed another amended complaint. On September 27, 2010, the Company filed another Motion to Dismiss the amended complaint, which was heard by the Court on November 1, 2010.  The Court took our Motion under submission in November 2010, and in February 2011 the Court denied the Motion to Dismiss. In November 2011, we reached an agreement in principle to settle the case and are waiting for the Court to approve and finalize the settlement.

We are, from time to time, a party to disputes arising from normal business activities, including various employee-related matters. In the opinion of our management, resolution of these matters, individually or collectively, will not have a material adverse effect upon our financial condition or future cash flows and operating results.

(15)       Related Party Transactions:

We purchased approximately 6.2%, 11.7% and 6.8% of our merchandise in 2009, 2010, and 2011, respectively, from LA Jewelers, where one of its managers is a stockholder who beneficially owns approximately 9.7% of our outstanding common stock at December 31, 2011. The accounts payable balances due to LA Jewelers were $3.1 million and $2.9 million at December 31, 2010 and 2011, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the years ended December 31, 2009, 2010 and 2011, we earned $469,000, $1.3 million and $417,000, respectively, from LA Jewelers relating to co-op marketing contributions and $338,000 and $212,000 was unamortized at December 31, 2010 and 2011, respectively. The amounts of co-op marketing contributions due from LA Jewelers were $363,000 and $186,000 at December 31, 2010 and 2011, respectively.

In May 2007, we entered into an understanding with LA Jewelers whereby they will guarantee that we will earn a certain minimum gross profit margin on their merchandise. This agreement provides that in the event of a gross profit margin shortfall we will be compensated for the difference between our actual gross profit margin and the guaranteed minimum gross profit margin. For the years ended December 31, 2009 and 2010, we recognized $192,000 and $98,000, respectively, under this agreement. This agreement was terminated in August 2010 due to weak market conditions.  At December 31, 2010, we have no balance outstanding under this gross profit margin guarantee.

During the years ended December 31, 2010 and 2011, we recorded $4.8 million and $4.0 million, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There were no accounts receivable due from this customer at December 31, 2010 and 2011.

Marina Zinberg, who was a Vice President and owns 21.0% of our outstanding shares, is the sister of and reported to David Zinberg, our Chief Executive Officer, left our company in May 2010. In July 2010, in a privately negotiated transaction, but part of our share repurchase program, we repurchased 2,180,952 shares for $2.3 million from Marina Zinberg with the approval of the Special Committee comprised of independent members of our Board of Directors. The shares have subsequently been retired.

(16)         Subsequent Events:

On February 9, 2012, we were granted an additional 180 calender days extension to August 6, 2012 to regain compliance of the $1 minimum bid price requirement for NASDAQ listing. Our share price had traded below $1.00 for 30 consecutive days and we were issued a notice of deficiency on August 12, 2011.

On February 3, 2012, we were notified that the investigation by the SEC has been completed and that the staff does not intend to recommend to the Commission any enforcement action against us. On February 10, 2009 and October 27, 2009, the Securities and Exchange Commission (“SEC”) issued subpoenas to us to produce documents relating to our inventory reserve policies, vendor marketing contributions, as well as other matters. We cooperated fully with the SEC’s formal investigation, and our management devoted the resources required to respond promptly and thoroughly with information and documents requested by the SEC.

On January 10, 2012, we were notified by NASDAQ that we have until May 17, 2012 to regain compliance with the independent director and audit committee requirements as set forth in Listing Rule 5605 due to Man Jit Singh’s decision not to stand for re-elction at our Annual Meeting held on May 17, 2011.

Item 15(b)              Consolidated Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

(in thousands)

Description	Balance at the beginning of the year	Charged to revenue, cost, or expenses	Deductions	Balance at the end of the year
Reserve deducted from asset to which it applies:
Year ended December 31, 2010
Reserve for sales returns	$114	$356	$(114)	$356
Reserve for charge-backs	22	40	(22)	40
Year ended December 31, 2011
Reserve for sales returns	$356	$502	$(356)	$502
Reserve for charge-backs	40	20	(40)	20

(c)           Exhibits

The following exhibits are incorporated by reference or filed herewith

Exhibit Number	Exhibits

2.1	Agreement and Plan of Merger, dated March 15, 2006, by and between Bidz.com, Inc., a Delaware corporation, and Bidz.com, Inc., a California corporation (1)
3.1	Certificate of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (3)
10.1	2001 Stock Option Plan(4)
10.2	2002 Stock Option Plan(5)
10.3	2006 Stock Award Plan (6)
10.4	Employment Agreement, dated June 6, 2006, between Bidz.com, Inc. and David Zinberg (7)

10.4.1	Employment Agreement, dated November 1, 2002, between Bidz.com, Inc. and David Zinberg (8)
10.5	Employment Agreement, dated June 6, 2006, between Bidz.com, Inc. and Lawrence Y. Kong (9)
10.6	Stock Vesting Agreement, dated June 30, 2001, between Bidz.com, Inc. and Lawrence Y. Kong (10)
10.7	Form of Indemnification Agreement between Bidz.com, Inc. and each officer and director (11)
10.7.1	Indemnification Agreement, dated November 1, 2002, between Bidz.com, Inc. and David Zinberg (12)
10.8	Lease, between Bidz.com, Inc. and PAS Trust, dated April 15, 2003, and Addendum No. 2, dated March 3, 2004(13)
10.9	Client Service Agreement dated January 2, 2006 between Bidz.com, Inc. and Administaff Companies II, L.P. (14)
10.10	Loan and Security Agreement by Bidz.com, Inc. and LaSalle Retail Finance, dated July 12, 2006 (15)
10.11	Employment Agreement, dated March 1, 2007 between Bidz.com, Inc. and Leon Kuperman (16)
10.12	Employment Agreement, dated February 21, 2007 between Bidz.com, Inc. and Claudia Liu (17)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 of Registrant’s Form S-1 (File No. 333-132545).
(2)	Incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1 (File No. 333-132545).
(3)	Incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 (File No. 333-132545).
(4)	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10 (File No. 000-51257).
(5)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10 (File No. 000-51257).
(6)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 (File No. 333-132545).
(7)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form S-1 (File No. 333-132545).
(8)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10 (File No. 000-51257).
(9)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1 (File No. 333-132545).
(10)	Incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 (File No. 333-132545).
(11)	Incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1 (File No. 333-132545).
(12)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10 (File No. 000-51257).
(13)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10 (File No. 000-51257).
(14)	Incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 (File No. 333-132545).
(15)	Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10 (File No. 000-51257)
(16)	Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10 (File No. 000-51257)
(17)	Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10 (File No. 000-51257)
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

Dated: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER G. HANELT	Chairman of the Board	March 15, 2012
Peter G. Hanelt

/s/ DAVID ZINBERG	Chief Executive Officer (Principal Executive Officer)	March 15, 2012
David Zinberg

/s/ LAWRENCE Y. KONG	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 15, 2012
Lawrence Y. Kong

/s/ GARRY ITKIN	Director	March 15, 2012
Garry Itkin