Form 10-K/A
period 2011-12-31
Bidz.com, Inc.
filed 2012-04-27
CIK 1324105

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the price of the common stock as of December 31, 2011 was approximately $4.8 million. For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for others purposes.

The number of shares outstanding of the registrant’s common stock was 18,314,122 as of April 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIDZ.com, INC.

FORM 10-K/A

BIDZ.COM, INC.

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 16, 2012, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including Exhibits 31.1 and 31.2, and 32, required by the filing of this amendment.

PART III

Item 10—Directors, Corporate Governance and Executive Officers

The following table sets forth certain information regarding our directors:

Name	Age	Position
David Zinberg	54	Chief Executive Officer and Director
Lawrence Y. Kong	51	Chief Financial Officer, Secretary, Treasurer, and Director
Peter G. Hanelt (1)(2)(3)	67	Chairman of the Board of Directors
Garry Y. Itkin (1)(2)(3)	51	Director

(1) Member of our Governance and Nominating Committee.

(2) Member of our Audit Committee.

(3) Member of our Compensation Committee.

David Zinberg, founder of our Company, has served as our Chief Executive Officer since our inception in November 1998, and was the President from our inception to November 2008, and Chairman of the Board from our inception to March 2010. Mr. Zinberg served as our Secretary from our inception until March 2001. Mr. Zinberg is the brother of Marina Zinberg, a principal stockholder of our Company. Mr. Zinberg brings to our Board over 30 years of experience in managing businesses. Mr. Zinberg originated and executed our key strategy to feature a live auction format in the online retail sale of jewelry, an innovation that has accounted for a substantial part of our success over the past decade.  Mr. Zinberg is a Class I director whose term expires at the 2013 Annual Meeting.

Lawrence Y. Kong has served as our Chief Financial Officer since January 2001, our Secretary and Treasurer since March 2006, and a director since July 2003. Mr. Kong earned a Bachelor of Science in Accounting (summa cum laude) from the University of South Alabama in June 1982 and a Master of Business Administration in Finance from the University of Chicago in June 1984. Mr. Kong passed the Certified Public Accountant examination (State of Illinois) in 1983 and is a member of the American Institute of Certified Public Accountants. Mr. Kong is the husband of Ms. Claudia Y. Liu, our Chief Operating Officer. Mr. Kong brings to our Board over 28 years of management experience, including extensive experience in corporate finance, business strategy, and accounting.  Mr. Kong is a Class II director whose term expires at the 2014 Annual Meeting.

Peter G. Hanelt has served as a director of our company since March 2006, and was appointed Chairman of the Board in April 2010. Mr. Hanelt has been a self-employed business consultant since November 2003. Mr. Hanelt served as Chief Restructuring Officer and Chief Operating Officer of the Good Guys, a publicly traded regional consumer electronics retailer, from December 2001 through July 2003 and as a consultant from July 2003 through October 2003. Mr. Hanelt also serves as Chairman of the Board and as Chair of the Audit Committee of Silicon Image, a publicly traded manufacturer of semiconductors. Mr. Hanelt also serves as Chairman of Patelco Credit Union and as a director of Dignity Health, both not for profit companies, and InterHealth Nutraceuticals, Inc. and Coast Asset Management LLC, both private companies. From 1997 to May 2008, Mr. Hanelt served as a director of Shoe Pavilion, Inc., a publicly traded shoe retailer.  Shoe Pavilion, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in July 2008.  Mr. Hanelt holds a Bachelor of Science degree in Engineering from the United States Military Academy at West Point, and earned his MBA degree at the University of California, Berkeley.  Mr. Hanelt brings to our Board, and in particular our Audit Committee, his analytical skills and broad experience on audit committees and board membership.  We believe Mr. Hanelt’s qualifications to chair our Board of Directors and Audit Committee include his analytical skills and significant experience on audit committees, board membership and in corporate governance and accounting.  In addition, Mr. Hanelt holds an active CPA license and has spoken at several educational forums for CPA firms on the role of audit committees and board members, both of which also contribute to his qualifications. Mr. Hanelt is a Class I director whose term expires at the 2013 Annual Meeting.

Garry Y. Itkin has served as a director of our company since May 2007.  He had previously served as a director of our company from July 2003 to December 2006, when he resigned as a director.  Mr. Itkin has served as the Chief Executive Officer of AFB Trading One, Inc., since 1999. Mr. Itkin served as our acting Chief Financial Officer from February 1999 until 2000. From November 1987 to May 1999, Mr. Itkin served as Managing Partner of Jeff Ratner & Associates, Inc., a public accounting and consulting firm in Beverly Hills, California. Mr. Itkin received his MBA degree from Pepperdine University in 1986. In 2005, Mr. Itkin received his JD degree from the Russian Federation North West Academy of Governmental Service and in 2006, Mr. Itkin received his LLM degree from the same university. Mr. Itkin brings to our Board extensive experience in business operations, finance, business strategy, and accounting. Mr. Itkin is a Class III director whose term expires at the 2012 annual meeting of stockholders.

Classification of Our Board of Directors

Our certificate of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of the Board of Directors, and our authorized number of directors is five.  Our certificate of incorporation provides for a Board of Directors consisting of three classes serving three-year staggered terms. Messrs. David Zinberg and Peter G. Hanelt serve as our Class I directors, with the term of office of the Class I directors expiring at the 2013 annual meeting of stockholders.  The Class II directors currently consist of Messrs. Lawrence Y. Kong, with the term of office of the Class II directors expiring at the Annual 2014 annual meeting of stockholders. Mr. Itkin has been designated the Class III director, whose term of office will expire at the 2012 annual meeting of stockholders. Officers serve at the pleasure of the Board of Directors. We currently have one vacancy for an independent director on our Board of Directors.

Information Relating to Corporate Governance and the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances that Messrs. Hanelt and Itkin are independent directors, as “independence” is defined by NASDAQ and the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment.

Our bylaws authorize our Board of Directors to appoint among its members one or more committees, each consisting of one or more directors. Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee, each consisting entirely of independent directors.

Our Board of Directors has adopted charters for the Audit, Compensation, and Governance and Nominating Committees describing the authority and responsibilities delegated to each committee by our Board of Directors. Our Board of Directors has also adopted Corporate Governance Principles, and a Code of Conduct for our CEO, CFO and all our directors, officers and employees.  We post on our website at www.bidz.com, the charters of our Audit, Compensation, and Governance and Nominating Committees; our Corporate Governance Principles, and Code of Conduct for the CEO, CFO and directors, officers and employees, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth in this proxy statement.

Interested parties may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the Board of Directors of BIDZ.com, Inc. c/o any specified individual director or directors at the address listed herein. Any such letters are sent to the indicated directors.

The Audit Committee

The purpose of the Audit Committee is to oversee the financial and reporting processes of our company and the audits of the financial statements of our company and to provide assistance to our Board of Directors with respect to the oversight of the integrity of the financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditor. The primary responsibilities of the Audit Committee are set forth in its charter. The Audit Committee also selects the independent auditor to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent auditor and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates. The Audit Committee currently consists of Messrs. Hanelt and Itkin, each of whom is an independent director of our company under the NASDAQ rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. Our Governance and Nominating Committee is currently considering possible candidates to fill the current vacancy on the Board and committees of the Board, including the Audit Committee.  Mr. Hanelt serves as the Chairman of the Audit Committee. The Board of Directors has determined that Mr. Hanelt (whose background is detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

The Governance and Nominating Committee

The purposes of the Governance and Nominating Committee include the selection or recommendation to the Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of the Board of Directors, the oversight of the evaluations of the Board of Directors and management, and the development and recommendation to the Board of Directors of a set of corporate governance principles applicable to our company. The Governance and Nominating Committee currently consists of Messrs. Hanelt and Itkin, with Mr. Hanelt serving as Chairman. The Committee is currently considering possible candidates to fill the current vacancy. The members of the Governance and Nominating Committee are independent, as that term is defined by NASDAQ.

The Governance and Nominating Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. The Governance and Nominating Committee seeks to achieve a diversity of knowledge, experience, backgrounds, viewpoints, characteristics and capability on our Board. To this end, the Governance and Nominating Committee seeks nominees with high professional and personal ethics and values, an understanding of our business lines and industry, diversity of business experience and expertise, broad-based business acumen and the ability to think strategically, without regard to their race, gender, national origin or sexual orientation. In addition, the Governance and Nominating Committee considers the level of the candidate’s commitment to active participation as a director, both at Board of Directors and committee meetings and otherwise. Although the Governance and Nominating Committee uses these and other criteria to evaluate potential nominees, we have no stated minimum criteria for nominees.

The Governance and Nominating Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our company’s secretary at our address listed herein. The Governance and Nominating Committee does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our stockholders.

The Compensation Committee

The purpose of the Compensation Committee includes determining, or recommending to our Board of Directors for determination, the compensation of the Chief Executive Officer and other executive officers of our company and discharging the responsibilities of our Board of Directors relating to compensation programs of our company. The Compensation Committee currently consists of Messrs. Hanelt and Itkin, with Mr. Hanelt serving as Chairman. The Governance and Nominating Committee is currently considering possible candidates to fill the current vacancy.

Board Leadership Structure

Our Board of Directors has determined that having an independent director serve as Chairman of the Board is in the best interests of our company and its stockholders. Mr. Hanelt, a non-employee independent director, serves as our Chairman of the Board and presides over meetings of the Board of Directors and holds such other powers and carries out such other duties as are customarily carried out by the Chairman of the Board.  This structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board of Directors.

Risk Management

Our Board of Directors is actively involved in oversight of risks that could affect the Company. This oversight is conducted in part through the Audit Committee, but the full Board of Directors has retained responsibility for general oversight of risks. Our Board of Directors satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks and discussions with those officers and other personnel.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2011, our Compensation Committee consisted of Messrs. Hanelt and Itkin, all non-employee directors (as defined in Rule 16b-3 under the Securities Exchange Act). None of these committee members had any contractual or other relationships with our company during such fiscal year.

Board and Committee Meetings

Our Board of Directors held a total of twelve meetings during the fiscal year ended December 31, 2011. During the fiscal year ended December 31, 2011, the Audit Committee held five meetings, the Compensation Committee held one meeting, and the Governance and Nominating Committee held three meeting. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors, and (ii) the total number of meetings held by all Committees of our Board of Directors on which he was a member.

We encourage each of our directors to attend our annual meeting of stockholders. Accordingly, and to the extent reasonably practicable, we regularly schedule a meeting of the Board of Directors on the same day as the annual meeting of stockholders.

Executive Officers

The following table sets forth information concerning our executive officers and key employees, each of whom serves at the discretion of the Company’s Board of Directors. For biographical information regarding Messrs. Zinberg and Kong, who also serve as Directors of the Company, see our Directors biographies, above.

Name	Age	Position
David Zinberg	54	Chief Executive Officer and Director
Leon Kuperman	38	President and Chief Technology Officer
Claudia Y. Liu	52	Chief Operating Officer
Lawrence Y. Kong	51	Chief Financial Officer, Secretary, Treasurer, and Director
Jessica Kao	35	Controller

Leon Kuperman has served as our President since November 2008 and our Chief Technology Officer since January 2007. From 1998 to 2006 Mr. Kuperman was the Chief Technology Officer and co-founder of Truition, a leading provider of hosted and customizable eCommerce solutions for online sellers.  Mr. Kuperman began his career at IBM Canada, where he served from 1993 to 1998 in IBM’s Internet division.  Mr. Kuperman holds a degree in computer science from York University.

Claudia Y. Liu has served as our Chief Operating Officer since October 2006.  Prior to that, she served as our Vice President of Operations since November 2002. From October 2001 to November 2002, Ms. Liu served as our Billing Manager. From January 1998 to May 2001, Ms. Liu served as a director and general manager of Cybertowers Pte. Ltd., a public company on the Kuala Lumpur Stock Exchange in Malaysia that specialized in satellite tracking systems. Ms. Liu is the wife of Mr. Kong. Ms. Liu holds a degree in Social Science from Sheng Cheng University, Taiwan.

Jessica S. Kao has served as our Controller since March 2009.  Prior to that, she served as our Assistant Controller since April 2008.  From 2002 to March 2008, Ms. Kao served as the Corporate Accounting Manager, Accounting Supervisor, and Senior Accountant at Karl Storz Endoscopy America, a leading distributor of endoscopic equipment and provider of operation room integration technologies.  Ms. Kao began her career at Tseng, Lee & Huang LLP, CPAs, a full service public accounting firm, where she served as an auditor and accountant from 1998 to 2001.  Ms. Kao is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from the University of Southern California.

We consider Messrs. Zinberg and Kong, Mr. Kuperman and Ms. Liu as our executive officers; and Ms. Kao as a key employee.

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

The committee obtains the comparative data used to assess competitiveness from a variety of resources. The committee engaged Towers Perrin (now named Towers Watson), an outside human resources consulting firm, in 2006 and 2009  to provide relevant market data, including base salary and incentive compensation, for similar sized online retail companies in terms of market capitalization and revenue. The committee has also utilized other industry compensation surveys and public company proxy statements filed with the United States Securities and Exchange Commission for similar sized companies in the online retail industry to benchmark cash compensation and stock option and other equity-based awards. We compete with other online retail companies for top executive-level talent. Actual total compensation levels may differ from competitive levels in surveyed companies as a result of annual and long-term performance of our company, as well as individual performance. The committee uses its discretion to determine or recommend executive compensation when, in its judgment, external, internal, or an individual’s circumstances warrant.

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

Stock options are granted at 100% of fair market value on the date of grant. A stock option becomes valuable only if the market price of our Common Stock increases above the option exercise price and the holder remains employed during the period of time that the option vests. The committee has not granted options with an exercise price that is less than 100% of the fair market value of our Common Stock on the grant date since 2004, nor has it granted options which are priced on a date other than the grant date. Restricted stock is granted at 100% of fair market value of our Common Stock on the date of grant and normally vests over a 4 year period with 25% vesting at the end of each year.

Benefits

We provide various employee benefit programs to our executive officers, including medical and dental insurance benefits. These benefits are generally available to all full-time salaried employees of our company. We had sponsored a tax-qualified 401(k) retirement savings plan pursuant to which our employees, including our named executive officers are able to contribute the lesser of up to 50% of their annual salary or the limit prescribed by the Internal Revenue Service. In addition, we had made a matching contribution of 25% of employee 401(K) contributions. Effective January 1, 2011, we have terminated the matching contribution and effective January 25, 2012 we have terminated the 401 (K) plan.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of the statutorily prescribed limit paid to each of any publicly held corporation’s chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. We currently intend to continue to structure the performance-based portion of the compensation of our executive officers in a manner that complies with Section 162(m).

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned by each of our executive officers for the fiscal year ended December 31, 2011.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa- tion	Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)(1)	($)	($)	($)(2)	($)

David Zinberg, Chief Executive Officer And Director	2011	483,333	—	—	—	—	—	6,755	490,088
	2010	500,000	—	—	—	—	—	6,340	506,340
	2009	444,503	—	800,000	—	—	—	9,260	1,256,763

Leon Kuperman, President and Chief Technology Officer	2011	295,000	—	—	—	—	—	6,755	301,755
	2010	300,000	—	—	—	—	—	6,990	306,990
	2009	300,000	—	600,000	—	—	—	9,503	909,503

Claudia Liu Chief Operating Officer	2011	190,000	—	—	—	—	—	8,648	198,648
	2010	200,000	—	—	—	—	—	11,836	211,836
	2009	200,000	—	600,000	—	—	—	21,079	821,079

Lawrence Kong Chief Financial Officer and Director	2011	223,250	—	—	—	—	—	28,690	251,940
	2010	235,000	—	—	—	—	—	23,518	258,518
	2009	235,000	—	600,000	—	—	—	28,279	863,279

(1)          The amounts in these columns reflect the aggregate grant date fair value of the stock and option awards computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 718, Stock-based Compensation, previously discussed under Statement of Financial Accounting Standard (SFAS) 123R. On December 16, 2009, the Securities and Exchange Commission (SEC) adopted new rules that require the Company to report the aggregate grant date fair value of stock and option awards computed in accordance with FASB ASC No. 718 in the Summary Compensation Table and Director Compensation Table, rather than the dollar amount recognized for financial statement purposes.

(2)          Amounts under “All Other Compensation” consist of $18,698, $18,698, $8,342 and $8,342  in health insurance premiums for Mr. Zinberg, Mr. Kuperman, Ms. Liu, and Mr. Kong, respectively, $3,657, $28,679 and $67,775 in automobile expense reimbursement for Mr. Zinberg, Ms. Liu and Mr. Kong, respectively, and $4,550, $4,542 and $4,370 in 401(k) matching contributions for Mr. Kuperman, Ms. Liu and Mr. Kong, respectively.

GRANTS OF PLAN-BASED AWARDS

We made no grants of option or stock awards to our executive officers in the fiscal year ended December 31, 2011. We estimate the fair value of stock and option awards consistent with the provisions of FASB ASC No. 718, “Stock-based Compensation”, previously referred to as SFAS No. 123(R). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the calculated method to determine expected volatility. For a detailed discussion about the computation please refer to Note 10 to our audited financial statements for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2012.

Outstanding Equity Awards

The following table sets forth information with respect to outstanding equity awards granted to the officers listed as of the year ended December 31, 2011.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)(1)	(#)	($)

David Zinberg, Chief Executive Officer and Director	—	—	—	—	—	100,000	45,000	—	—

Leon Kuperman, President and Chief Technology Officer	58,000	—	—	6.50	3/8/2012	75,000	33,750	—	—

Claudia Liu, Chief Operating Officer	37,500	—	—	9.90	6/14/2012	75,000	33,750	—	—
	37,500	—	—	6.50	3/8/2012	—	—	—	—

Lawrence Kong, Chief Financial Officer and Director	90,000	—	—	9.90	6/14/2012	75,000	33,750	—	—

(1) The market value represents the market price of the shares of our common stock underlying that stock awards as of December 31, 2011, which is based on the closing price reported on the Nasdaq Capital Market on that date ($0.45 per share).

Option Exercises and Stock Vested

The following table sets forth information with respect to option exercises and stock vested by the officers listed during the fiscal year ended December 31, 2011.

	Option Awards		Stock Awards
	Number		Number
	of		of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on	on	on	on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
David Zinberg, Chief Executive Officer and Director	—	—	50,000	72,000

Leon Kuperman, President and Chief Technology Officer	—	—	37,500	54,000

Claudia Liu, Chief Operating Officer	—	—	37,500	54,000

Lawrence Kong, Chief Financial Officer and Director	—	—	37,500	54,000

(1) The value realized on vesting represents the market price of the shares of our common stock underlying the stock award on the vesting date.

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

Each agreement provides for an employment term of three years and for year to year extensions thereafter unless either party gives 90 days notice not to extend. The employment agreement with Mr. Zinberg was amended, effective April 1, 2009, to provide for an increase in his minimum base salary from $290,000 per annum to $500,000 per annum and effective September 1, 2011, Mr. Zinberg took a voluntary decrease in the base salary to $450,000 per annum. The employment agreement with Mr. Kuperman provides for a minimum base salary of $300,000 per annum and effective September 1, 2011, Mr. Kuperman took a voluntary decrease in the base salary to $285,000 per annum. The employment agreement with Ms. Liu provides for a minimum base salary of $200,000 per annum, and effective September 1, 2011, Ms. Liu took a voluntary decrease in the base salary to $170,000 per annum. The employment agreement with Mr. Kong provides for a minimum base salary of $235,000 per annum and effective September 1, 2011, Mr. Kong took a voluntary decrease in the base salary to $199,750 per annum. Each employment agreement also provides that the executive will be eligible to participate in all stock option, stock bonus, executive compensation, retirement savings, fringe benefit, disability insurance, group health and group life, vacation, and similar health and benefit plans maintained by us for our executive personnel. Each employment agreement contains a covenant by the executive not to solicit employees or customers of our company for a period of one year immediately following termination of employment.

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

The following table quantifies the dollar value of payments and benefits to each of the above named executive officers according to their respective agreements upon a voluntary termination (other than for good reason) or for cause, or due to death or disability, assuming that such termination took place on December 31, 2011.

Name	Accrued Salary	Accrued Vacation
David Zinberg	18,750	22,718
Leon Kuperman	11,875	17,234
Claudia Y. Liu	7,083	13,182
Lawrence Y. Kong	8,323	19,206

The following table quantifies the dollar value payments and benefits to each of the above named executive officers according to their respective agreements upon a termination without cause, or for good reason, assuming that such termination took place on December 31, 2011.

Name	Cash Severance	Benefits
David Zinberg	675,000	12,680
Leon Kuperman	285,000	6,340
Claudia Y. Liu	255,000	5,928
Lawrence Y. Kong	299,625	5,928

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting director compensation, we consider the amount of time that directors spend fulfilling their duties as a director, including committee assignments. We grant annually to each non-employee director options to purchase 10,000 shares of our Common Stock. In addition, non-employee directors will receive additional options for committee service per year over the standard non-employee director compensation options to purchase an additional 5,000 shares of Common Stock to the Chairman of the Audit Committee, and options to purchase an additional 2,500 shares of common stock to each member of our Audit Committee (other than the Chairman), Compensation Committee and Governance and Nominating Committee. In lieu of receiving the foregoing stock options, non-employee directors may elect to receive one share of common stock for each option to purchase two shares of common stock. We provide $36,000 per member in cash consideration annually for serving on our Board of Directors and an additional $1,000 per member per Board meeting, $500 per member per Committee meeting and an additional $10,000 annually to the Chairman of the Board, $20,000 annually to the Chair of the Audit Committee, $6,000 annually to members of the Audit Committee, and $11,000 annually to the Chair of the Compensation Committee. If attending meetings by telephone, cash compensation is at the rate of $500 per board meeting and $300 per committee meeting. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at board and committee meetings.

The following table sets forth information with respect to compensation for the directors listed during the fiscal year ended December 31, 2011.

Director Compensation

	Fees Earned or Paid in	Stock	Option	Non-Equity Incentive Plan	Change in Pension Value and Nonqualified Deferred Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Peter Hanelt	75,804	57,600	—	—	—	—	133,404
Man Jit Singh	23,190	—	—	—	—	—	23,190
Garry Itkin	49,800	50,400	—	—	—	—	100,200

(1)  Mr. Singh did not stand for re-election as director at the Annual Meeting held on May 17, 2011.

(2)  Mr. Hanelt and Mr. Itkin were issued 40,000 and 35,000 stock awards, respectively that vest over a 4 year period from the date of grant with 25% vesting at the end of each year.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2011, our Compensation Committee consisted of Messrs. Hanelt and Itkin, all non-employee directors (as defined in Rule 16b-3 under the Securities Exchange Act). None of these committee members had any contractual or other relationships with our company during such fiscal year.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K/A and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our proxy statement for our 2012 annual meeting of stockholders and in our Annual Report on Form 10-K for the year ended December 31, 2011.

Respectfully submitted,

The Compensation Committee

Peter G. Hanelt, Chairman

Garry Y. Itkin

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2011, we maintained our 2002 Special Stock Option Plan and 2006 Stock Award Plan. The following table gives information about equity awards under these plans and options as of December 31, 2011:

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

(1)         The total number of shares of common stock to be issued upon exercise of all outstanding stock options is 223,000 as of December 31, 2011.

2002 Special Stock Option Plan

During December 2002, our Board of Directors adopted the Bidz.com, Inc. 2002 Special Stock Option Plan, or the 2002 Plan. The 2002 Plan provides for the grant of options to acquire our common stock to directors, executive officers, employees, consultants, and others providing valuable services to our company. The purpose of the 2002 Plan is to strengthen the mutuality of interests of those persons and our stockholders by providing such individuals with a proprietary interest in pursuing our long-term growth and financial success. We believe that the 2002 Plan has represented an important factor in attracting, retaining, and rewarding qualified personnel.

Awards or portions of awards that terminate, expire, or are otherwise forfeited will again be available for further awards under the 2002 Plan. We have reserved for issuance 1,500,000 shares of common stock pursuant to the 2002 Plan. As of December 31, 2011, no options to purchase shares of common stock were outstanding under the 2002 Plan, and there were no shares of common stock remaining available for grant.

The power to administer the 2002 Plan rests with a committee appointed by our Board of Directors consisting of members of our Compensation Committee and any other members as determined by our Board of Directors. The committee has the power to determine the timing and recipients of awards, the form and amount of each award, and the terms and conditions for the grant or exercise. The committee may delegate its authority under the 2002 Plan to persons other than members of the committee to grant options to executive officers. The exercise price per share of common stock underlying options granted under the 2002 Plan, the vesting requirements, and the other terms of options granted under the 2002 Plan will be determined by the committee in its sole discretion, subject to approval by our Board of Directors.

In the event of any change in the capitalization of our company, by way of stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification, the committee may make appropriate adjustments for the aggregate number of shares of common stock issuable under the 2002 Plan, and appropriate provision for the protection of the outstanding options.

The 2002 Plan will remain in effect until December 2012, or will terminate earlier if all shares subject to it are distributed, or until all awards have expired or lapsed, or until otherwise terminated by our Board of Directors. The 2002 Plan is not intended to be the exclusive means by which we may issue options to acquire our common stock. To the extent permitted by applicable law and Nasdaq requirements, we may issue options other than pursuant to the 2002 Plan with or without stockholder approval.

2006 Stock Award Plan

During 2006, our Board of Directors adopted, and our stockholders approved, our 2006 Stock Award Plan, or 2006 Plan.

Background and Purpose of the 2006 Plan

The terms of the 2006 Plan provide for grants of stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock, dividend equivalents, other stock related awards and performance awards that may be settled in cash, stock, or other property. The purpose of the 2006 Plan is to assist us in attracting, motivating, retaining, and rewarding high-quality executives and other employees, officers, directors, and consultants by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of stockholder value.

General Terms of the 2006 Plan; Shares Available for Issuance

The 2006 Plan provides for the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, shares of restricted common stock, bonus stock in lieu of obligations, or other stock-based awards to employees, directors, and independent contractors who provide valuable services to our company. The total number of shares of our common stock that may be subject to awards under the 2006 Plan is equal to 1,500,000 shares, plus (i) the number of shares with respect to which awards previously granted under the 2001 Plan and the 2002 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (ii) any shares available for grant in the share reserve of the 2001 Plan and the 2002 Plan as of the date the 2006 Plan was approved by the stockholders; (iii) with respect to awards granted under the plans, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award; and (iv) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the existing plans. If any award previously granted under the 2006 Plan is forfeited, terminated, canceled, surrendered, does not vest, or expires without having been exercised in full, stock not issued under such award will again be available for grant for purposes of the 2006 Plan. If any change is made in the stock subject to the 2006 Plan, or subject to any award granted under the 2006 Plan (through consolidation, spin-off, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, or otherwise), the 2006 Plan provides that appropriate adjustments will be made as to the aggregate number and type of shares available for awards, the maximum number and type of shares that may be subject to awards to any individual, the number and type of shares covered by each outstanding award, the exercise price, grant price or purchase price relating to any award, and any other aspect of any award that the Board of Directors or Compensation Committee determines appropriate.

The 2006 Plan provides that it is not intended to be the exclusive means by which we may issue options to acquire our common stock or any other type of award. To the extent permitted by applicable law, we may issue other options, warrants, or awards other than pursuant to the 2006 Plan without stockholder approval.

Limitations on Awards

In the event that a dividend or other distribution (whether in cash, shares of our common stock, or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange, or other similar corporate transaction or event affects our common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants, the plan administrator is authorized to substitute, exchange, or adjust any or all of (1) the number and kind of shares that may be delivered under the plan, (2) the per person limitations described in the plan, and (3) all outstanding awards, including adjustments to exercise prices of options and other affected terms of awards. The plan administrator is authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations, or accounting principles.

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

Administration

Our Board of Directors administers the plan, unless the Board delegates administration to a committee. Our Board has delegated administration of the plan to the Compensation Committee. Together, our Board of Directors and the Compensation Committee are referred to as the plan administrator. The Compensation Committee members must be “non-employee directors” as defined by Rule 16b-3 of the Securities Exchange Act, “outside directors” for purposes of Section 162(m), and independent as defined by Nasdaq or any other national securities exchange on which any of our securities may be listed for trading in the future. Subject to the terms of the plan, the plan administrator is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of our common stock to which awards will relate, specify times at which awards will be exercisable or may be settled (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the plan, and make all other determinations that may be necessary or advisable for the administration of the plan.

Stock Options and Stock Appreciation Rights

The plan administrator is authorized to grant stock options, including both incentive stock options, which we refer to as ISOs, and nonqualified stock options. In addition, the plan administrator is authorized to grant stock appreciation rights, which entitle the participant to receive the appreciation in our common stock between the grant date and the exercise date of a stock appreciation right. The plan administrator determines the exercise price per share subject to an option and the grant price of a stock appreciation right. However, the per share exercise price of an ISO and the per share grant price of a stock appreciation right must not be less than the fair market value of a share of our common stock on the grant date and the per share exercise price of an ISO must not be less than 100% of the fair market value of a share of our common stock on the grant date. The plan administrator generally will fix the maximum term of each option or stock appreciation right, the times at which each stock option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised stock options or stock appreciation rights on or following termination of employment or service, except that no stock option or stock appreciation right may have a term exceeding 10 years. Stock options may be exercised by payment of the exercise price in cash, shares that have been held for at least six months (or that the plan administrator otherwise determines will not cause us a financial accounting charge), and outstanding awards or other property having a fair market value equal to the exercise price, as the plan administrator may determine from time to time. The plan administrator determines methods of exercise and settlement and other terms of the stock appreciation rights. Stock appreciation rights under the plan may include “limited stock appreciation rights” exercisable for a stated period of time after we experience a change in control or upon the occurrence of some other event specified by the plan administrator, as discussed below.

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

Performance Awards

The right of a participant to exercise or receive a grant or settlement of an award, and the timing thereof, may be subject to such performance conditions, including subjective individual goals, as may be specified by the plan administrator. In addition, the plan authorizes specific performance awards, which represent a conditional right to receive cash, shares of our common stock, or other awards upon achievement of certain pre-established performance goals and subjective individual goals during a specified fiscal year. Performance awards granted to persons whom the plan administrator expects will, for the year in which a deduction arises, be “covered employees” (as defined below) will, if and to the extent intended by the plan administrator, be subject to provisions that should qualify such awards as “performance based” compensation not subject to the limitation on tax deductibility by us under Section 162(m) of the Internal Revenue Code, or the Code. For purposes of Section 162(m), the term “covered employee” means our Chief Executive Officer and our four most highly compensated officers as of the end of a taxable year as disclosed in our filings with the SEC. If and to the extent required under Section 162(m), any power or authority relating to a performance award intended to qualify under Section 162(m) is to be exercised by the Compensation Committee, it will not be exercised by our Board of Directors.

Subject to the requirements of the plan, the plan administrator will determine performance award terms, including the required levels of performance with respect to specified business criteria, the corresponding amounts payable upon achievement of such levels of performance, termination and forfeiture provisions, and the form of settlement. One or more of the following business criteria based on our financial statements, or those of our affiliates, or those of our business units or affiliates (except with respect to the total stockholder return and earnings per share criteria), will be used by the plan administrator in establishing performance goals for such performance awards (including for awards designed to comply with the performance-based compensation exception to Section 162(m)): (i) total stockholder return, (ii) total stockholder return compared to total return (on a comparable basis) of a publicly available index; (iii) net income; (iv) pretax earnings; (v) earnings before interest expense, taxes, depreciation, and amortization; (vi) pretax operating earnings after interest expense but before bonuses and extraordinary or special items; (vii) operating margin; (viii) earnings per share; (ix) return on equity; (x) return on capital; (xi) return on investment; (xii) operating earnings; (xiii) cash flow from operations; and (xiv) ratio of debt to stockholders’ equity. In granting performance awards, the plan administrator may establish unfunded award “pools,” the amounts of which will be based upon the achievement of a performance goal or goals based on one or more of the business criteria described in the plan. During the first 90 days of a performance period, the plan administrator will determine who will potentially receive performance awards for that performance period, either out of the pool or otherwise.

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

Other Terms of Awards

Awards may be settled in the form of cash, shares of our common stock, other awards, or other property in the discretion of the plan administrator. Awards under the plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The plan administrator may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the plan administrator may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains, and losses based on deemed investment of deferred amounts in specified investment vehicles. The plan administrator is authorized to place cash, shares of our common stock, or other property in trusts or make other arrangements to provide for payment of our obligations under the plan. The plan administrator may condition any payment relating to an award on the withholding of taxes and may provide that a portion of any shares of our common stock or other property to be distributed will be withheld (or previously acquired shares of our common stock or other property be surrendered by the participant) to satisfy withholding and other tax obligations. Awards granted under the plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution or to a designated beneficiary upon the participant’s death, except that the plan administrator may, in its discretion, permit transfers of nonqualified stock options for estate planning or other purposes subject to any applicable restrictions under Rule 16b-3 under the Securities Exchange Act of 1934.

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

Acceleration of Vesting; Change in Control

The plan administrator may, in its discretion, accelerate the vesting, exercisability, lapsing of restrictions, or expiration or deferral of any award, including if we undergo a “change in control,” as defined in the plan. In addition, the plan administrator may provide in an award agreement or employment agreement that the performance goals relating to any performance-based award will be deemed to have been met upon the occurrence of any “change in control.” The plan administrator may, in its discretion and without the consent of the participant, either (i) accelerate the vesting of all awards in full or as to some percentage of the award to a date prior to the effective date of the “change in control;” or (ii) provide for a cash payment in exchange for the termination of an award or any portion of an award where such cash payment is equal to the fair market value of the shares that the participant would receive if the award were fully vested and exercised as of such date, less any applicable exercise price. The plan administrator will determine whether each award is assumed, continued, substituted, or terminated. In connection with a “change in control,” we may assign to the acquiring or successor company any repurchase rights associated with any awards, and the plan administrator may provide that any repurchase rights held by us associated with such awards will lapse in whole or in part contingent upon the “change in control.”

In the event of a “corporate transaction” (as defined in the plan), the acquiror may assume or substitute for each outstanding stock award. If the acquiror does not assume or substitute for an outstanding stock option, such stock option will terminate immediately prior to the close of such corporate transaction to the extent the option is not exercised.

Amendment and Termination

Our Board of Directors may amend, alter, suspend, discontinue, or terminate the plan or the plan administrator’s authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of our common stock are then listed or quoted. Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although our Board of Directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by our Board of Directors, the plan will terminate on the later of (i) 10 years after its adoption by our Board of Directors, and (ii) the date an increase in the number of shares reserved for issuance under the plan is approved by the Board (so long as such increase is also approved by the stockholders). In addition, the plan will terminate at such time as no shares of our common stock remain available for issuance under the plan and we have no further rights or obligations with respect to outstanding awards under the plan. Amendments to the plan or any award require the consent of the affected participant if the amendment has a material adverse effect on the participant.

Federal Income Tax Consequences of Awards

The information set forth below is a summary only and does not purport to be complete. In addition, the information is based upon current federal income tax rules, and therefore is subject to change when those rules change. Moreover, because the tax consequences to any recipient may depend on his particular situation, each recipient should consult the recipient’s tax advisor regarding the federal, state, local, and other tax consequences of the grant or exercise of an award or the disposition of stock acquired as a result of an award. The plan is not qualified under the provisions of Section 401(a) of the Code and is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974.

Nonqualified Stock Options

Generally, there is no taxation upon the grant of a nonqualified stock option. On exercise, an optionee will recognize ordinary income equal to the excess, if any, of the fair market value on the date of exercise of the stock over the exercise price. If the optionee is our employee or an employee of an affiliate, that income will be subject to withholding tax. The optionee’s tax basis in those shares will be equal to their fair market value on the date of exercise of the option, and the optionee’s capital gain holding period for those shares will begin on that date.

Subject to the requirement of reasonableness, the provisions of Section 162(m), and the satisfaction of a tax reporting obligation, we will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the optionee.

Incentive Stock Options

The plan provides for the grant of stock options that qualify as “incentive stock options,” which we refer to as ISOs, as defined in Section 422 of the Code. Under the Code, an optionee generally is not subject to ordinary income tax upon the grant or exercise of an ISO. In addition, if the optionee holds a share received on exercise of an ISO for at least two years from the date the option was granted and at least one year from the date the option was exercised, which we refer to as the Required Holding Period, the difference, if any, between the amount realized on a sale or other taxable disposition of that share and the holder’s tax basis in that share will be long-term capital gain or loss.

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

For purposes of the alternative minimum tax, the amount by which the fair market value of a share of stock acquired on exercise of an ISO exceeds the exercise price of that option generally will be an adjustment included in the optionee’s alternative minimum taxable income for the year in which the option is exercised. If, however, there is a Disqualifying Disposition of the share in the year in which the option is exercised, there will be no adjustment for alternative minimum tax purposes with respect to that share. If there is a Disqualifying Disposition in a later year, no income with respect to the Disqualifying Disposition will be included in the optionee’s alternative minimum taxable income for that year. In computing alternative minimum taxable income, the tax basis of a share acquired on exercise of an ISO is increased by the amount of the adjustment taken into account with respect to that share for alternative minimum tax purposes in the year the option is exercised.

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

The recipient’s basis for the determination of gain or loss upon the subsequent disposition of shares acquired as stock awards will be the amount paid for such shares plus any ordinary income recognized either when the stock is received or when the stock becomes vested.

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

Section 162 Limitations

Section 162(m) denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation to such covered employee exceeds $1 million. It is possible that compensation attributable to stock awards, when combined with all other types of compensation received by a covered employee from us, may cause this limitation to be exceeded in any particular year. For purposes of Section 162(m), the term “covered employee” means our Chief Executive Officer and our four highest compensated officers as of the end of a taxable year as disclosed in our filings with the SEC.

Certain kinds of compensation, including qualified “performance-based” compensation, are disregarded for purposes of the Section 162(m) deduction limitation. In accordance with Treasury regulations issued under Section 162(m), compensation attributable to certain stock awards will qualify as performance-based compensation if the award is granted by a committee of the Board of Directors consisting solely of “outside directors” and the stock award is granted (or exercisable) only upon the achievement (as certified in writing by the committee) of an objective performance goal established in writing by the committee while the outcome is substantially uncertain, and the material terms of the plan under which the award is granted is approved by stockholders. A stock option or stock appreciation right may be considered “performance-based” compensation as described in the previous sentence or by meeting the following requirements: the incentive compensation plan contains a per-employee limitation on the number of shares for which stock options and stock appreciation rights may be granted during a specified period, the material terms of the plan are approved by the stockholders, and the exercise price of the option or right is no less than the fair market value of the stock on the date of grant.

The regulations under Section 162(m) require that the directors who serve as members of the committee must be “outside directors.” The plan provides that directors serving on the committee must be “outside directors” within the meaning of Section 162(m). This limitation would exclude from the committee directors who are (i) our current employees or those of one of our affiliates, (ii) our former employees or those of one of our affiliates who receive compensation for past services (other than benefits under a tax-qualified pension plan), (iii) our current and former officers or those of one of our affiliates, (iv) directors currently receiving direct or indirect remuneration from us or one of our affiliates in any capacity other than as a director, and (v) any other person who is not otherwise considered an “outside director” for purposes of Section 162(m). The definition of an “outside director” under Section 162(m) is generally narrower than the definition of a “non-employee director” under Rule 16b-3 of the Exchange Act.

Section 409A of the Code

Awards of stock options, restricted stock, performance awards, and stock appreciation rights may, in some cases, result in deferral of compensation that is subject to the requirements of Section 409A of the Code. Generally, to the extent that deferrals of these awards fail to meet the requirements of Section 409A, these awards may be subject to immediate taxation and penalties. All Awards granted under the 2006 Plan will be designed and administered in such manner that they are either exempt from the application of, or comply with, the requirements of Section 409A of the Code.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock on April 16, 2012, except as indicated, by (1) each director and each named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 6, 2012 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based upon 18,314,122 shares of common stock outstanding as of April 16, 2012.

Except as otherwise indicated and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent Beneficially Owned
Directors and Executive Officers:
David Zinberg	2,898,134	(2)	15.8%
Lawrence Y. Kong	280,140	(3)	1.5
Claudia Y. Liu	280,140	(4)	1.5
Leon Kuperman	93,471	(5)	*
Peter G. Hanelt	127,355	(6)	*
Garry Itkin	450,000	(7)	2.5
Directors and executive officers as a group	3,849,100		20.9

5% Stockholders:
Marina Zinberg	3,865,604	(8)	21.1
Saied Aframian	1,480,000	(9)	8.1

(1)  Except as otherwise indicated, each officer, director, or 5% stockholder may be reached at our company’s address at Bidz.com, Inc., 3562 Eastham Drive, Culver City, California 90232.

(2)  Includes 50,000 shares underlying restricted stock awards which have not yet vested.

(3)  Includes 55,140 shares held by Mr. Kong; 37,500 shares underlying restricted stock awards which have not yet vested; 127,500 shares issuable upon exercise of vested stock options (90,000 options held by Mr. Kong and 37,500 options held by Ms. Liu, Mr. Kong’s spouse); 22,500 shares held by Ms. Liu; and 37,500 shares underlying restricted stock awards held by Ms. Liu which have not yet vested.

(4)  Includes 22,500 shares held by Ms. Liu; 37,500 shares underlying restricted stock awards which have not yet vested; 127,500 shares issuable upon exercise of vested stock options (90,000 options held by Mr. Kong, Ms. Liu’s spouse and 37,500 options held by Ms. Liu); 55,140 shares held by Mr. Kong; and 37,500 shares underlying restricted stock awards held by Mr. Kong which have not yet vested.

(5)  Includes 55,971 shares held by Mr. Kuperman; and 37,500 shares underlying restricted stock awards which have not yet vested.

(6)  Mr. Hanelt held 127,355 shares, including 30,000 shares underlying restricted stock awards which have not yet vested.

(7)  Mr. Itkin held 450,000 shares, including 26,250 shares underlying restricted stock awards which have not yet vested.

(8)  Marina Zinberg is the sister of David Zinberg.

(9)  Mr. Aframian is a manager of LA Jewelers Inc., one of our principal suppliers. The address for Mr. Aframian is c/o LA Jewelers Inc., 640 S. Hill St. Suite #354, Los Angeles, California 90014.

*  less than 1%

Item 13—Certain Relationships and Related Transactions, and Director Independence

Transactions with Mr. Zinberg’s Daughter

During the twelve months ended December 31, 2010 and 2011, we recorded $4.8 million and $4.0 million, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was no accounts receivable due from this customer as of December 31, 2010 and 2011.

Relationship with LA Jewelers

LA Jewelers, Inc. was one of the first suppliers to extend us payment terms to purchase our inventory. We purchased approximately 6.2%, 11.7%, and 6.8% of our merchandise in 2009, 2010, and 2011, respectively, from LA Jewelers, where one of its managers is a stockholder who beneficially owns approximately 8.1% of our outstanding common stock as of April 16, 2012. The accounts payable balances due to LA Jewelers were $3.1 million and $2.9 million as of December 31, 2010 and 2011, respectively.

Family Relationships

Claudia Y. Liu, our Chief Operating Officer, is the wife of Lawrence Y. Kong, our Chief Financial Officer. Ms. Liu and Mr. Kong are not in a reporting position to each other and both Ms. Liu and Mr. Kong report to the Chief Executive Officer.

Marina Zinberg, who is a former Vice President of our company and beneficially owns 21.1% of our outstanding shares of common stock, is the sister of David Zinberg, our Chief Executive Officer.

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

Independence of the Board of Directors

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Hanelt and Itkin are independent directors, as “independence” is defined by NASDAQ and the SEC, because they have no relationship with us that would interfere with their exercise of independent judgment.

Item 14—Principal Accounting Fees and Services

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

Aggregate fees billed to our company for the fiscal years ended December 31, 2011 and 2010 by Marcum LLP are as follows:

Audit Fees

The aggregate fees for professional services rendered by Marcum LLP, for the fiscal year ended December 31, 2011 were $465,000 for the audit of our annual financial statements contained in our annual report on Form 10-K for 2011, and for the review of our financial statements included in our Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011. The aggregate fees for professional services rendered by Marcum LLP, for the fiscal year ended December 31, 2010 were $610,000 for the audit of our annual financial statements contained in our annual report on Form 10-K for 2010, and for the review of our financial statements included in our Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, and September 30, 2010.

Audit-Related Fees

The aggregate fees and costs billed during the fiscal years ended December 31, 2011 and December 31, 2010, for audit and related services including those related to regulatory compliance by Marcum LLP were $520,000 and $610,000, respectively.

Tax Fees

For our fiscal years ended December 31, 2011, and December 31, 2010, there were no fees paid to Marcum LLP for tax compliance, tax advice and tax planning.

All Other Fees

For our fiscal years ended December 31, 2011 and 2010, there were no other additional fees paid to Marcum LLP.

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the approval in advance of any significant audit or non-audit engagement or relationship with the independent auditor, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. All of the services provided by Marcum LLP described above under the captions “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved by our Audit Committee pursuant to our Audit Committee’s pre-approval policies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM. INC.

April 27, 2012	By:	/s/ DAVID ZINBERG

David Zinberg
Chief Executive Officer and Director
(Principal Executive Officer)

April 27, 2012	By:	/s/ LAWRENCE Y. KONG

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