Form 10-Q
period 2012-03-31
Bidz.com, Inc.
filed 2012-05-11
CIK 1324105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of April 30, 2012: 18,314,122

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	March 31,
	2011 (1)	2012
		(Unaudited)
Assets
Current assets:
Cash	$1,192	$1,591
Accounts receivable	2,746	2,062
Inventories, net of reserves of $1,112 and $1,169 at December 31, 2011 and March 31, 2012, respectively	29,714	26,434
Other receivables (includes related party amounts of $186 and $186 at December 31, 2011 and March 31, 2012, respectively)	796	627
Other current assets	2,487	3,201
Total current assets	36,935	33,915
Property and equipment, net	369	262
Intangible asset, net	319	316
Total assets	$37,623	$34,493

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes related party amounts of $2,884 and $1,844 at December 31, 2011 and March 31, 2012, respectively)	$11,013	$9,340
Accrued expenses	2,273	2,208
Deferred revenue	1,457	1,363
Total current liabilities	14,743	12,911

Contingencies (Note 9)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2011 and March 31, 2012, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 18,379,045 and 18,378,795 at December 31, 2011 and March 31, 2012, respectively	18	18
Additional paid in capital	18,528	18,708
Accumulated earnings	4,334	2,856
Total stockholders’ equity	22,880	21,582

	$37,623	$34,493

(1)          Derived from audited financial statements.

See accompanying notes to these condensed consolidated financial statements.

Bidz.com, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2012
Net revenue:
Merchandise sales	$23,109	$16,846
Wholesale merchandise sales (includes related party amounts of $995 and $882 for the three months ended March 31, 2011 and 2012, respectively)	1,637	1,229
Other revenue	151	65
	24,897	18,140
Cost of revenue	17,923	12,778
Gross Profit	6,974	5,362
Operating expenses:
General and administrative	5,666	4,993
Sales and marketing	1,643	1,734
Depreciation and amortization	131	110
Total operating expenses	7,440	6,837
Loss from operations and before income tax benefit (expense)	(466)	(1,475)
Income tax benefit (expense)	84	(3)
Net loss	$(382)	$(1,478)

Net loss per share available to common shareholders — basic and diluted	$(0.02)	$(0.08)
Weighted average number of shares outstanding — basic and diluted	19,376,177	18,379,040

See accompanying notes to these condensed consolidated financial statements.

Bidz.com, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2012
Cash flows provided by (used for) operating activities:
Net loss	$(382)	$(1,478)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	131	110
Stock-based compensation	214	180
Deferred taxes	(74)	—
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	191	684
Inventories	(3,718)	3,280
Other receivables	664	169
Other current assets	(252)	(714)
Deposits	(141)	—
Increase (decrease) in liabilities:
Accounts payable	210	(1,673)
Accrued expenses	(324)	(65)
Deferred revenue	(603)	(94)
Net cash provided by (used for) operating activities	(4,084)	399

Cash flows used for investing activities:
Capital expenditures	(198)	—
Net cash used for investing activities	(198)	—

Cash flows used for financing activities:
Tax benefit from stock based compensation	(8)	—
Net cash used for financing activities	(8)	—

Net increase (decrease) in cash	(4,290)	399
Cash, beginning of period	8,074	1,192
Cash, end of period	$3,784	$1,591

Supplemental disclosure of non-cash investing and financing activities:
Retirement of treasury shares	$212	$—

See accompanying notes to these condensed consolidated financial statements.

BIDZ.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements and related notes should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2011 filed in the Annual Report on Form 10-K by us on March 15, 2012 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature which are necessary to present fairly the condensed consolidated financial position of Bidz.com, Inc. as of March 31, 2012 and the condensed consolidated results of operations for the three month periods ended March 31, 2011 and 2012 and the condensed consolidated cash flows for the three month periods ended March 31, 2011 and 2012.  The condensed consolidated results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We have made estimates for sales returns and accounts receivable allowance reserve, inventory reserve, inventory vendor marketing contribution reserves, deferred tax assets and liabilities, and accrued expenses.

We have evaluated subsequent events from the date of the condensed interim consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, no material recognizable subsequent events were identified that relate to the three month period ended March 31, 2012.

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

We sell our products throughout the United States and have expanded the reach of our customer base to Europe and Asia. Revenue generated from the United States accounted for approximately 59.9% and 52.0% of net revenue for the three month periods ended March 31, 2011 and 2012, respectively.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, we have reported net losses for the years ended December 31, 2010 and 2011 and for the three months ended March 31, 2012 and future uncertainty in our financial performance raises substantial doubt about our ability to continue as a going concern. Management is taking steps to increase gross profit margins and reduce expenses to improve our financial performance and we believe that we can generate sufficient operating cash flows to continue our operations. However, no assurances can be given as to the success of our plans. The accompanying condensed consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Recent Developments

On February 9, 2012, we were granted an additional 180 calendar day extension to August 6, 2012 to regain compliance of the $1 minimum bid price requirement for NASDAQ listing. Our share price had traded below $1.00 for 30 consecutive days and we were issued a notice of deficiency on August 12, 2011.

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

Any dilutive effect of outstanding stock options is reflected in diluted loss per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month periods ended March 31, 2011 and 2012.  The following table sets forth the computation of basic and diluted net loss per share (unaudited).

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2012
Basic and diluted net loss per share:
Numerator:
Net loss	$(382)	$(1,478)
Denominator:
Weighted common shares outstanding	19,376,177	18,379,040
Effect of dilutive securities	—	—
Denominator for diluted calculation	19,376,177	18,379,040
Net loss per share, basic and diluted	$(0.02)	$(0.08)

There was no dilutive effect from outstanding stock options for the three month periods ended March 31, 2011 and 2012 as all the stock options outstanding at period end were “out of the money” and are anti-dilutive and reduce net loss per share.  Numbers of stock options excluded are 6,280,500 and 127,500 for the three month periods ended March 31, 2011 and 2012, respectively.

3.                                      Inventories

Inventories consist of the following (in thousands) as of:

	December 31, 2011	March 31, 2012 (unaudited)
Fine jewelry, watches, accessories and other	$29,186	$26,775
Loose diamonds and semi-precious stones	251	84
Prepaid inventory	854	308
Inventory with manufacturing vendors	535	436
Product inventories	30,826	27,603
Less: Inventory reserve	(1,112)	(1,169)
	$29,714	$26,434

4.                                      Stock Based Compensation

We recognize in our condensed consolidated financial statements the cost resulting from all share-based payment transactions to employees, including grants of stock options and restricted stocks based on their fair values at the measurement date. We have used the Black-Scholes model to estimate the fair value of options.

Our assessment of the estimated compensation charges will be affected by our stock price as well as assumptions regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

We are also required to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to adoption, as if we had adopted the statement at its effective date of January 1, 1995. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.  During the three month periods ended March 31, 2011 and 2012, we recognized income tax expense of $93,000 and $0, respectively for APIC shortfalls.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $213,000 and $180,000 for the three month periods ended March 31, 2011 and 2012, respectively. The unamortized stock-based expense for restricted stock awards was $758,000 at March 31, 2012.

A summary of all restricted stock activity during the three month period ended March 31, 2012 is as follows:

Restricted shares outstanding, December 31, 2011	407,700
Shares granted	—
Shares vested	—
Shares forfeited	(250)
Restricted shares outstanding, March 31, 2012	407,450

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

The following is a summary of stock option activity during the three month period ended March 31, 2012:

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2011	223,000	8.44	0.33	0.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(95,500)	6.50
Outstanding at March 31, 2012	127,500	9.90	0.21	0.00
Vested and Exercisable at March 31, 2012	127,500	9.90	0.21	0.00

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012.

Options outstanding and exercisable at March 31, 2012
			Options outstanding		Options exercisable
			Weighted	Weighted		Weighted
		Number	average	average	Number	average
Range of		outstanding	remaining life of	exercise	exercisable	exercise
exercise prices		3/31/2012	contract (years)	price	3/31/2012	price

$9.90	$9.90	127,500	0.21	$9.90	127,500	$9.90

Stock-based compensation expense from stock options for the three month periods ended March 31, 2011 and 2012 amounted to $1,000 and $0, respectively. The unamortized stock-based compensation expense from stock options at March 31, 2012, is $0.

5.                                     Segment Information

Net revenue by geographic area is presented based upon the country of destination. Canada and Australia are the only foreign countries that accounted for 10% or more of net revenue for any of the periods presented. Net revenue by geographic areas for the three month periods ended March 31, 2011 and 2012 are as follow:

(in thousands, except percentage data)

	Three Months Ended
	March 31,
	2011		2012
Geographic area	Amount	Percent	Amount	Percent
United States	$14,912	59.9%	$9,423	52.0%
Canada	4,778	19.2	3,300	18.2
Australia	2,222	8.9	3,053	16.8
Other International	2,985	12.0	2,364	13.0
Total	$24,897	100.0%	$18,140	100.0%

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

The following tables present (in thousands) our segment information:

Net revenue by segment:

	Three Months Ended March 31,
	2011	2012
Bidz	$22,812	$13,049
Modnique	2,085	5,091
Total	$24,897	$18,140

Operating loss by segment and the reconciliation to loss before tax:

	Three Months Ended March 31,
	2011	2012
Bidz	$(382)	$(891)
Modnique	(84)	(584)
Total Operating loss before tax	$(466)	$(1,475)

Assets by segment:

	December 31, 2011	March 31, 2012
Bidz	$33,774	$29,624
Modnique	3,849	4,869
Total	$37,623	$34,493

6.                                      Concentrations

Purchases from two vendors, including related parties disclosed in Note 7, amounted to $5.7 million and $816,000, representing 25.5% and 11.2% of the total purchases during the three month periods ended March 31, 2011 and 2012, respectively. Outstanding accounts payable to the two vendors totaled $2.9 million and $312,000 as of December 31, 2011 and March 31, 2012, respectively. Loss of either of these vendors is not expected to have a significant negative impact on the operations of the Company.

7.                                      Related Party Transaction

During the three month periods ended March 31, 2011and 2012, we purchased approximately $3.1 million and $265,000, or 13.6% and 3.6%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 8.1% of our outstanding common stock as of March 31, 2012. The accounts payable balances due to LA Jewelers were $2.9 million and $1.8 million as of December 31, 2011 and March 31, 2012, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the three month periods ended March 31, 2011 and 2012, we recognized approximately $330,000 and $26,000, respectively from LA Jewelers relating to co-op marketing contributions and $146,000 was unamortized as of March 31, 2012. The amounts of co-op marketing contributions due from LA Jewelers were $186,000 and $186,000 as of December 31, 2011 and March 31, 2012, respectively.

During the three month periods ended March 31, 2011 and 2012, we recorded $1.0 million and $882,000, respectively, in wholesale merchandise sales to a customer that is owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There were $15,000 and $5,000 in store credit due to this customer as of December 31, 2011 and March 31, 2012.

During the three month period ended March 31, 2012, we purchased approximately $505,000, or 6.9%, of our merchandise from Mac & Tosh Remarketing Corp, owned by Marina Zinberg, the sister of our Chief Executive Officer, David Zinberg, and 21% shareholder of the Company.  No accounts payable balance was due to Mac & Tosh Remarketing Corp as of March 31, 2012.

8.                                      Income Tax

The Company’s effective tax rate for the three month period ended March 31, 2012 was approximately 0.2%, compared to (18.0%) for the three month period ended March 31, 2011.  The Company’s effective rates for both years differ from the statutory federal income tax rate of 34% primarily due to a stock options shortfall, state taxes and in the case of the three month period ended March 31, 2012, the increase in valuation allowance.  The lower effective rate during the first quarter of 2012 as compared to the first quarter of 2011 is due primarily to the increase in valuation allowance in 2012.

As a result of cumulative losses in recent years and our current projections, we no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety.  As such, we have maintained a valuation allowance for the amount of our net deferred tax assets in excess of our carry-back availability.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  There have been no material changes in the Company’s unrecognized tax benefits since December 31, 2011 and as such, disclosures included in the Company’s 2011 Annual Report on Form 10-K continue to be relevant for the period ended March 31, 2012.

9.                                      Contingencies

We are subject to various legal proceedings and claims that arise in the ordinary course of business and we currently believe that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make certain estimates and judgments that affect amounts reported and disclosed in our financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following are the critical accounting policies that we believe require significant estimation and judgment.

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

Outbound shipping costs on merchandise sales totaled $1.5 million and $1.2 million in the three month periods ended March 31, 2011 and 2012, respectively.

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

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions and account for them as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three month periods ended March 31, 2011 and 2012, we have recognized $1.4 million and $802,000 of co-op marketing contributions, respectively. Approximately $2.8 million and $2.4 million remains unamortized and is included as an offset to inventory as of December 31, 2011 and March 31, 2012, respectively. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $796,000 and $627,000 as of December 31, 2011 and March 31, 2012, respectively.

Stock-Based Compensation

We recognize in our condensed consolidated financial statements the cost resulting from all share-based compensation transactions, including grants of stock options and restricted stock awards, based on their fair values on the measurement date, and recognized over the vesting period. We use the Black-Scholes option pricing model to estimate the value of our options. Our assessment of the estimated compensation charges will be affected by our stock price as well as assumptions regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2011	2012
Net revenue	100.0%	100.0%
Gross profit	28.0	29.6
Operating expenses:
General & administrative	22.8	27.5
Sales & marketing	6.6	9.6
Depreciation & amortization	0.5	0.6
Total operating expenses	29.9	37.7
Loss from operations	(1.9)	(8.1)
Income tax benefit (expense)	0.3	(0.0)
Net loss	(1.6)%	(8.1)%

Net Revenue

Substantially all of our net revenue consists of jewelry, accessories, and consumer products sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is not online, shipping and handling, auction transaction fees and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended March 31,
	2011	2012
Merchandise sales	82.6%	82.1%
Wholesale merchandise sales	6.6	6.8
Shipping & handling	7.6	8.8
Transaction fees	2.6	1.9
Other revenue	0.6	0.4
Total net revenue	100.0%	100.0%

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

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Net Revenue

Net revenue decreased 27.1% to $18.1 million in the three months ended March 31, 2012 from $24.9 million in the three months ended March 31, 2011. Wholesale merchandise sales were $1.2 million in the three months ended March 31, 2012 compared to $1.6 million in the three months ended March 31, 2011.

We continue to experience a slowdown in our revenue. The decrease in net revenue was due primarily to weak consumer demand for our jewelry and other discretionary products offset by increase in sales from our modnique.com website, which markets affordable brand name designer products. We expect that demand for our jewelry and other discretionary merchandise will continue to remain weak and cause a negative effect on our revenue, as consumers remain cautious with their spending amid slow economic growth.

Gross Profit

Gross profit decreased 23.1% to $5.4 million in the three months ended March 31, 2012 from $7.0 million in the three months ended March 31, 2011. The decrease in gross profit resulted from the decrease in sales revenue which declined by 27.1% for the three months ended March 31, 2012 compared to the prior year period offset by the increase in gross profit margin to 29.6% in the three months ended March 31, 2012 from 28.0% in the prior year period.

General and Administrative Expenses

General and administrative expense decreased 11.9% to $5.0 million in the three months ended March 31, 2012 from $5.7 million in three months ended March 31, 2011. General and administrative expense as a percentage of net revenue increased to 27.5% in the three months ended March 31, 2012 from 22.8% in the three months ended March 31, 2011 as a result of deleveraging from lower revenue.

Sales & Marketing Expenses

Sales and marketing expense increased 5.5% to $1.7 million in the three months ended March 31, 2012 from $1.6 million in the three months ended March 31, 2011. Sales and marketing expense as a percentage of net revenue increased to 9.6% in the three months ended March 31, 2012 from 6.6% in the three months ended March 31, 2011 mainly as a result of deleveraging from lower revenue.

Net Loss

Net loss in the three months ended March 31, 2012 was $1.5 million, or $0.08 per basic and diluted share and in the three months ended March 31, 2011 was $382,000, or $0.02 per basic and diluted share. Net loss increased by $1.1 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

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

As of March 31, 2012, we had a working capital surplus of $21.0 million and no debt obligations. Net cash provided by operating activities was $399,000 in the three months ended March 31, 2012 compared to net cash used for operating activities of $4.1 million in the three months ended March 31, 2011. Cash in the three months ended March 31, 2012 was primarily affected by changes in net loss, inventories and accounts payable, and in the three months ended March 31, 2011 was primarily affected by changes in net loss and inventories. Our inventories and accounts payable generally increase or decrease in line with changes in our inventory strategy. Our inventory strategy is influenced by our ability to secure inventory that we believe will improve our sales and/or gross margins.

We recorded a net loss of $1.5 million in the three months ended March 31, 2012 compared to $382,000 in the three months ended March 31, 2011. In the three months ended March 31, 2012, inventories decreased by $3.3 million and accounts payable decreased by $1.7 million, and in the three months ended March 31, 2011, inventories increased by $3.7 million.

Net cash used in investing activities was $0 in the three months ended March 31, 2012 compared to $198,000 in the three months ended March 31, 2011. The cash used for capital expenditures related mainly to acquisition of office and computer equipment and software, and $95,000 was used for acquisition of intangible assets in the three months ended March 31, 2011.

In the three months ended March 31, 2012 there was no financing activity and in the three months ended March 31, 2011, $8,000 was utilized in reducing our tax benefit from stock based compensation.

We believe that cash currently on hand and cash flows from operations will be sufficient to continue our operations for the foreseeable future.  However, no assurance can be given that our cash flows from operations will be sufficient, given our recent losses from operations.  Our future capital requirements will depend on many factors, including our revenue; the extent of our advertising and marketing programs; the levels of the inventory we carry; and other factors relating to our business. We may require additional financing in the future in order to execute our operating plan and continue as a going concern, and we may not be able to obtain such financing. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt and equity.

If adequate funds are not available, we may be required to reduce our purchase of inventories, delay payments to our suppliers and delay or terminate expenditures. This could have a material adverse effect on us.  These factors raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Lease Obligations

The following table presents our contractual obligations as of March 31, 2012, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Property leases	$537	$537	$—	$—	$—
Equipment leases	34	34	—	—	—
Patent license	420	105	210	105	—
	$991	$676	$210	$105	$—

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2012, that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business may depend on our ability to successfully introduce and expand new product offerings, including those on modnique.com

Our ability to significantly increase our net sales and return to profitability may depend on our ability to successfully introduce and expand new product lines beyond our current offerings. In February 2010, we launched modnique.com that is focused on online retailing of designer products through a sale event concept. If we offer a new website such as modnique.com that is not well accepted by consumers, the Bidz.com brand and reputation could be adversely affected, our net sales may fall short of expectations and we may incur substantial expenses that are not offset by increased net sales. Introduction and expansion of new product lines may also strain our management and operational resources.

If the share price of BIDZ trades below $1.00 per share for an extended period of time we may be delisted from NASDAQ and trade on the Over the Counter Bulletin Board

We cannot be certain if the share price of BIDZ will trade above $1.00 per share. The share price of BIDZ traded below $1.00 for 30 consecutive days and we were issued a notice of deficiency on August 12, 2011. If we are unable to remedy the deficiency over a 180 days compliance period which was subsequently extended for another 180 days to August 6, 2012, we could be delisted from NASDAQ and we will have to trade on the Over the Counter Bulletin Board.

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

Global financial markets have been experiencing extreme disruptions in recent years, including severely diminished liquidity and credit availability, poor consumer confidence, slow economic growth, high unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tight credit in financial markets may lead consumers to postpone spending, which may cause our customers to reduce purchases of our products. Demand for our products is a function of the health of the economies in the United States and around the world. Since the US economy and other economies around the world still face uncertain growth, the demand for our products has been and may continue to be adversely affected and therefore, demand for our products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the retail market. These and other economic factors have had and may continue to have a material adverse effect on demand for our products and on our financial condition and operating results.

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

We have and may continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through March 31, 2012, we have repurchased 6.8 million shares for a total of approximately $21.7 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $11.8 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

We do not have a guaranteed supply of products

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

We are susceptible to Distributed Denial of Service (DDOS) attacks from third parties that can impede the performance of our websites by causing slow-downs from massive incoming traffic to our websites and can even lead to shut downs. We were subject to such attacks in 2011 and have subsequently deployed several third party providers for DDOS protection. A sustained successful attack would harm our business and results of operations, however, does not comprise security.

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

Our founder, executive officers, and directors together beneficially own approximately 21.4% of our common stock as of March 31, 2012. Marina Zinberg, who is the sister of David Zinberg, our Chief Executive Officer, owns an additional 21.0% of our common stock.  As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No stock awards or options were granted during the three months ended March 31, 2012.

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended March 31, 2012:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2011	Purchased	Share	Program	Program (1)
January 1 — January 31	—	—	6,819,603	$11,837,088
February 1 — February 28	—	—	6,819,603	$11,837,088
March 1 — March 31	—	—	6,819,603	$11,837,088
Total	—

(1)                                  In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management.  In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million. As of March 31, 2012 we have repurchased a total of approximately 6.8 million shares for a total of approximately $21.7 million. About $11.8 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

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

Dated: May 11, 2012