Form 10-Q
period 2012-06-30
Bidz.com, Inc.
filed 2012-08-10
CIK 1324105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of July 31, 2012: 18,313,747

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

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	June 30,
	2011 (1)	2012
		(Unaudited)
Assets
Current assets:
Cash	$1,192	$1,988
Accounts receivable	2,746	1,334
Inventories, net of reserves of $1,112 and $1,850 at December 31, 2011 and June 30, 2012, respectively	29,714	22,932
Other receivables (includes related party amounts of $186 and $86 at December 31, 2011 and June 30, 2012, respectively)	796	148
Other current assets	2,487	742
Total current assets	36,935	27,144
Property and equipment, net	369	196
Intangible asset, net	319	313
Deposits	—	863
Total assets	$37,623	$28,516

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes related party amounts of $2,884 and $1,576 at December 31, 2011 and June 30, 2012, respectively)	$11,013	$7,527
Accrued expenses	2,273	2,958
Deferred revenue	1,457	1,098
Total current liabilities	14,743	11,583

Contingencies (Note 9)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2011 and June 30, 2012, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 18,379,045 and 18,313,747 at December 31, 2011 and June 30, 2012, respectively	18	18
Additional paid in capital	18,528	18,963
Accumulated earnings	4,334	(2,048)
Total stockholders’ equity	22,880	16,933
	$37,623	$28,516

(1)   Derived from audited financial statements.

See accompanying notes to these condensed consolidated financial statements.

Bidz.com, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net revenue:
Merchandise sales	$18,318	$13,746	$41,427	$30,593
Wholesale merchandise sales (includes related party amounts of $981 and $763 for the three months ended June 30, 2011 and 2012, respectively, and $1,976 and $1,646 for the six months ended June 30, 2011 and 2012, respectively)	1,602	866	3,239	2,095
Other revenue	119	45	270	110
	20,039	14,657	44,936	32,798
Cost of revenue	15,513	12,529	33,435	25,307
Gross Profit	4,526	2,128	11,501	7,491
Operating expenses:
General and administrative	5,238	5,708	10,905	10,701
Sales and marketing	2,214	1,248	3,858	2,982
Depreciation and amortization	122	75	252	185
Total operating expenses	7,574	7,031	15,015	13,868
Loss from operations and before income tax benefit (expense)	(3,048)	(4,903)	(3,514)	(6,377)
Income tax benefit (expense)	(2,257)	(2)	(2,173)	(5)
Net Loss	$(5,305)	$(4,905)	$(5,687)	$(6,382)

Net loss per share available to common shareholders — basic and diluted	$(0.27)	$(0.27)	$(0.29)	$(0.35)
Weighted average number of shares outstanding — basic and diluted	19,410,357	18,314,027	19,470,560	18,346,354

See accompanying notes to these condensed consolidated financial statements.

Bidz.com, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2012
Cash flows provided by (used for) operating activities:
Net loss	$(5,687)	$(6,382)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	252	185
Stock-based compensation	398	469
Deferred taxes	3,170	—
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(129)	1,412
Inventories	(5,018)	6,782
Other receivables	950	648
Other current assets	(1,102)	1,745
Deposits	—	(863)
Increase (decrease) in liabilities:
Accounts payable	2,179	(3,486)
Accrued expenses	(252)	685
Deferred revenue	(412)	(359)
Net cash provided by (used for) operating activities	(5,651)	836

Cash flows used for investing activities:
Capital expenditures	(256)	(6)
Net cash used for investing activities	(256)	(6)

Cash flows used for financing activities:
Repurchase of common stock from net vesting of restricted shares	(91)	(34)
Net cash used for financing activities	(91)	(34)

Net increase (decrease) in cash	(5,998)	796
Cash, beginning of period	8,074	1,192
Cash, end of period	$2,076	$1,988

Supplemental disclosure of non-cash investing and financing activities:
Retirement of treasury shares	$212	$—

See accompanying notes to these condensed consolidated financial statements.

BIDZ.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2012 (UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and related notes should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2011 filed in the Annual Report on Form 10-K by us on March 15, 2012 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature which are necessary to present fairly the condensed consolidated financial position of Bidz.com, Inc. as of June 30, 2012 and the condensed consolidated results of operations for the three month and six month periods ended June 30, 2011 and 2012 and the condensed consolidated cash flows for the six month periods ended June 30, 2011 and 2012.  The condensed consolidated results of operations for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We have evaluated subsequent events from the date of the condensed interim consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, certain material recognizable subsequent events were identified that relate to the three month and six month periods ended June 30, 2012. See “Subsequent Events” for disclosure of non-recognized subsequent events.

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

We sell our products throughout the United States and have expanded the reach of our customer base to Canada, Australia, Europe, Middle East and Asia. Revenue generated from the United States accounted for approximately 58.4% and 53.1% of net revenue for the three months ended June 30, 2011 and 2012, respectively, and 59.2% and 52.4% for the six months ended June 30, 2011 and 2012, respectively.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, we have reported net losses for the years ended December 31, 2010 and 2011 and for the six months ended June 30, 2012 and future uncertainty in our financial performance raises substantial doubt about our ability to continue as a going concern. Management is taking steps to increase gross profit margins and reduce expenses to improve our financial performance and we believe that we can generate sufficient operating cash flows to continue our operations. However, no assurances can be given as to the success of our plans. The accompanying condensed consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Subsequent Events

Effective July 26, 2012, Claudia Y. Liu, the Company’s Chief Operating Officer, was terminated without “cause” as defined in the employment agreement entered into by and between Ms. Liu and the Company dated as of February 21, 2007 (the “Employment Agreement”). Ms. Liu’s termination was part of a planned reduction in force by the Company. Pursuant to the terms of the

Employment Agreement, Ms. Liu will be paid all accrued compensation through the termination date, severance compensation of

$255,000 (equal to one and one-half times Ms. Liu’s current base salary), and the Company will continue to provide Ms. Liu, for a two year period following termination, at the Company’s expense, all life insurance, disability, health and other employee benefits generally provided to Company employees. Ms. Liu’s termination was consented to in writing by Glendon Group, Inc., pursuant to

Section 6.01 of the Agreement and Plan of Merger dated as of May 17, 2012 by and among the Company, Glendon Group, Inc. and

Bidz Acquisition Company Inc.  Total expenses of $274,000 in severance payments and $113,000 in accelerated restricted stock vesting were recognized as of June 30, 2012.

On August 1, 2012, we signed a new lease agreement for a 50,000 square-foot office and warehouse in Redondo Beach, California.  The lease commences on September 15, 2012 and expires on December 31, 2017.

Recent Developments

On January 10, 2012, we were notified by NASDAQ that we have until May 17, 2012 to regain compliance with the independent director and audit committee requirements as set forth in Listing Rule 5605 due to Man Jit Singh’s decision not to stand for re-election at our Annual Meeting held on May 17, 2011. Consistent with Listing Rules 5605(b)(1)(A) and 5605(c)(4), NASDAQ provided us a cure period in order to regain compliance, which extended until the earlier of our next annual shareholders’ meeting or May 17, 2012. We did not regain compliance and on May 21, 2012, and NASDAQ notified us that trading of our common stock would be suspended unless we requested a hearing. On May 24, 2012, we requested a hearing, which was held on June 28, 2012. On August 7, 2012, we were granted an extension until three days past the day our next annual shareholders’ meeting is held to consider the going private transaction, or November 6, 2012, whichever is earlier.

On August 12, 2011, we were notified by NASDAQ that the bid price of our shares had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Rule”). In accordance with Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until February 8, 2012, to regain compliance with the Rule. Subsequently, on February 9, 2012 we were provided an additional 180 calendar day compliance period, or until August 6, 2012, to demonstrate compliance. We have not regained compliance with the Rule. On August 7, 2012, NASDAQ notified us that trading of our common stock would be suspended unless we present our views with respect to this additional deficiency to the Panel in writing no later than August 14, 2012. We intend to request another extension from NASDAQ by August 14, 2012 so that our common stock will continue to trade on the NASDAQ Capital Market.

On May 17, 2012, we entered into an Agreement and Plan of Merger by and among the Company, Glendon Group, Inc., a Delaware corporation (“ Parent “), and Bidz Acquisition Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“ Merger Subsidiary “), pursuant to which the Merger Subsidiary will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent (as more fully described in Part II, Item 5).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time (other than shares owned by Parent, the Company or their respective subsidiaries and shares held by dissenting stockholders), automatically will be cancelled and converted into the right to receive $0.78 per share in cash, without interest.  The merger is a “going-private” transaction, and if the merger is completed, we no longer will be a public company and our common stock no longer will be traded on the NASDAQ Capital Market.

The Merger is subject to certain specified closing conditions, including among others, the adoption of the Merger Agreement by (i) holders of a majority of the outstanding shares of the Company’s common stock and (ii) holders of a majority of the outstanding shares of the Company’s common stock held by unaffiliated stockholders.

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

Any dilutive effect of outstanding stock options is reflected in diluted loss per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month and six month periods ended June 30, 2011 and 2012.  The following table sets forth the computation of basic and diluted net loss per share (unaudited).

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Basic and diluted net loss per share:
Numerator:
Net loss	$(5,305)	$(4,905)	$(5,687)	$(6,382)
Denominator:
Weighted common shares outstanding	19,410,357	18,314,207	19,470,560	18,346,354
Effect of dilutive securities	—	—	—	—
Denominator for diluted calculation	19,410,357	18,314,027	19,470,560	18,346,354
Net loss per share, basic and diluted	$(0.27)	$(0.27)	$(0.29)	$(0.35)

There were no dilutive effects from outstanding stock options for the three month and six month periods ended June 30, 2011 and 2012 as all the stock options outstanding at period end were “out of the money” and are anti-dilutive and reduce net loss per share. Numbers of stock options excluded are 2,446,142 and 0 for the three month periods ended June 30, 2011 and 2012, respectively.

3.             Inventories

Inventories consist of the following (in thousands) as of:

	December 31, 2011	June 30, 2012 (unaudited)
Fine jewelry, watches, clothing, accessories and other	$29,186	$24,316
Loose diamonds and semi-precious stones	251	84
Prepaid inventory	854	142
Inventory with manufacturing vendors	535	240
Product inventories	30,826	24,782
Less: Inventory reserve	(1,112)	(1,850)
	$29,714	$22,932

4.             Stock Based Compensation

We recognized in our condensed consolidated financial statements the cost resulting from all share-based payment transactions to employees, including grants of stock options and restricted stocks based on their fair values at the measurement date. We have used the Black-Scholes model to estimate the fair value of options.

Our assessment of the estimated compensation charges will be affected by our stock price as well as assumptions regarding a number of subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility, forfeiture rates and employee stock option exercise behaviors (or expected term).

We are also required to calculate the additional paid in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to adoption, as if we had adopted the statement at its effective date of January 1, 1995. We calculate our APIC pool using the long form method, which requires that we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to establish and maintain the APIC Pool.  We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.  During the three month periods ended June 30, 2011 and 2012, we recognized income tax expense of $171,000 and $233,000, respectively, for APIC shortfalls and for the six month periods ended June 30, 2011 and 2012, we recognized $264,000 and $233,000, respectively.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $185,000 and $290,000 for the three month periods ended June 30, 2011 and 2012, respectively, and $397,000 and $469,000 for the six month periods ended June 30, 2011 and 2012, respectively. The unamortized stock-based expense for restricted stock awards was $464,000 at June 30, 2012.

A summary of all restricted stock activity during the six month period ended June 30, 2012 is as follows:

Restricted shares outstanding, December 31, 2011	407,700
Shares granted	—
Shares vested	(182,750)
Shares forfeited	(625)
Restricted shares outstanding, June 30, 2012	224,325

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

The following is a summary of stock option activity during the six month period ended June 30, 2012:

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2011	223,000	8.44	0.33	0.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(223,000)	8.44
Outstanding at June 30, 2012	—	—	—	—
Vested and Exercisable at June 30, 2012	—	—	—	—

There are no stock options outstanding and exercisable at June 30, 2012 and there is no unamortized stock-based compensation expense from stock options at June 30, 2012.

Stock-based compensation expense from stock options and warrants for the three month periods ended June 30, 2011 and 2012 amounted to $0 and $0, respectively, and for the six months ended June 30, 2011 and 2012 amounted to $1,000 and $0, respectively.

5.                                     Geographic and Segment Information

Geographic Information

Net revenue by geographic area is presented based upon the country of destination. Canada and Australia are the only foreign countries that accounted for 10% or more of net revenue for any of the periods presented. Net revenue by geographic areas for the three month and six month periods ended June 30, 2011 and 2012 are as follow:

(in thousands, except percentage data)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$11,708	58.4%	$7,788	53.1%	$26,620	59.2%	$17,212	52.4%
Canada	3,062	15.3	2,079	14.2	7,840	17.4	5,379	16.4
Australia	2,566	12.8	2,641	18.0	4,788	10.7	5,694	17.4
Other International	2,703	13.5	2,149	14.7	5,688	12.7	4,513	13.8

Total	$20,039	100.0%	$14,657	100.0%	$44,936	100.0%	$32,798	100.0%

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

The following tables present (in thousands) our segment information:

Net revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Bidz	$17,945	$8,917	$40,757	$21,966
Modnique	2,094	5,740	4,179	10,832
Total	$20,039	$14,657	$44,936	$32,798

Operating loss by segment and the reconciliation to loss before tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Bidz	$(2,552)	$(4,233)	$(2,973)	$(5,124)
Modnique	(496)	(670)	(541)	(1,253)
Total Operating loss before tax	$(3,048)	$(4,903)	$(3,514)	$(6,377)

Assets by segment:

	December 31, 2011	June 30, 2012
Bidz	$33,774	$23,309
Modnique	3,849	5,207
Total	$37,623	$28,516

6.                                      Concentrations

Purchases from top two vendors, including related parties disclosed in Note 7, amounted to $1.5 million and $1.3 million representing 10.2% and 18.4% of the total purchases during the three month periods ended June 30, 2011 and 2012, respectively, and $5.7 million and $2.0 million representing 15.0% and 14.0% of the total purchases during the six month periods ended June 30, 2011 and 2012, respectively. Outstanding accounts payable to the top two vendors totaled $2.9 million and $1.6 million as of December 31, 2011 and June 30, 2012, respectively. The top two vendors for the three and six month periods ended June 30, 2011 and 2012 are not necessarily the same vendors. Loss of these vendors is not expected to have a significant negative impact on the operations of the Company.

7.                                      Related Party Transaction

During the three month periods ended June 30, 2011 and 2012, we purchased approximately $0 and $640,000, or 0% and 9.3%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 8.1% of our outstanding common stock as of June 30, 2012. During the six month periods ended June 30, 2011 and 2012, we purchased approximately $3.0 million and $905,000, or 8.0% and 6.2%, respectively, of our merchandise from LA Jewelers, Inc. The accounts payable balances due to LA Jewelers, Inc. were $2.9 million and $1.6 million as of December 31, 2011 and June 30, 2012, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the three month periods ended June 30, 2011 and 2012, we recognized approximately $17,000 and $0, respectively from LA Jewelers relating to co-op marketing contributions and $75,000 was unamortized as of June 30, 2012. For the six month periods ended June 30, 2011 and 2012, we recognized approximately $347,000 and $26,000, respectively. The amounts of co-op marketing contributions due from LA Jewelers were $186,000 and $65,000 as of December 31, 2011 and June 30, 2012, respectively.

During the three month periods ended June 30, 2011 and 2012, we recorded $981,000 and $763,000, respectively, and during the six month periods ended June 30, 2011 and 2012, we recorded $2.0 million and $1.6 million, respectively, in wholesale merchandise sales to Vivid Gemz, Inc., a company owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was no accounts receivable due from this customer as of December 31, 2011 and June 30, 2012.

During the three month period ended June 30, 2012, we purchased approximately $622,000, or 9.1% of our merchandise from Mac & Tosh Remarketing Corp, a company owned by Marina Zinberg, the sister of our Chief Executive Officer, David Zinberg, and a 18.4% shareholder of the Company. During the six month period ended June 30, 2012, we purchased $1.1 million, or 7.8%, of our merchandise from Mac & Tosh Remarketing Corp.  No accounts payable balance was due to Mac & Tosh Remarketing Corp as of June 30, 2012.

During the three and six month periods ended June 30, 2012, we recorded $21,000 of inventory on loan to our Chief Executive Officer, David Zinberg. Other receivable due from the inventory on loan to David Zinberg was $21,000 as of June 30, 2012.

8.             Income Tax

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

We are subject to various audits and reviews by the states and other regulatory authorities regarding non-income-based taxes.  We were selected by the New York State Department of Taxation and Finance for a sales tax audit for the period from December 1, 2008 to August 31, 2011. The audit was completed on May 7, 2012, and we paid $17,000 in additional sales taxes and interests as the result of the audit assessment.

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

Outbound shipping costs on merchandise sales totaled $1.1 million and $1.1 million in the three month periods ended June 30, 2011 and 2012, respectively, and $2.6 million and $2.4 million in the six months periods ended June 30, 2011 and 2012, respectively.

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

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions and account for them as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three month periods ended June 30, 2011 and 2012, we have recognized $1.5 million and $514,000 of co-op marketing contributions, respectively, and for the six month periods ended June 30, 2011 and 2012, we have recognized $2.9 million and $1.3 million, respectively. Approximately $2.6 million and $1.8 million remains unamortized as an offset to inventory as of December 31, 2011 and June 30, 2012, respectively. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $796,000 and $127,000 as of December 31, 2011 and June 30, 2012, respectively.

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

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	22.6	14.5	25.6	22.8
Operating expenses:
General & administrative	26.2	39.0	24.3	32.6
Sales & marketing	11.0	8.5	8.6	9.1
Depreciation & amortization	0.6	0.5	0.6	0.6
Total operating expenses	37.8	48.0	33.5	42.3
Loss from operations	(15.2)	(33.5)	(7.9)	(19.5)
Income tax benefit (expense)	(11.3)	(0.0)	(4.8)	(0.0)
Net loss	(26.5)%	(33.5)%	(12.7)%	(19.5)%

Net Revenue

Substantially all of our net revenue consists of jewelry, accessories, and consumer products sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is not online, shipping and handling, auction transaction fees and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Merchandise sales	85.8%	84.3%	84.1%	83.1%
Wholesale merchandise	8.0	5.9	7.2	6.4
Shipping & handling	3.0	7.9	5.5	8.4
Transaction fee	2.6	1.6	2.6	1.8
Other revenue	0.6	0.3	0.6	0.3

Total net revenue	100.0%	100.0%	100.0%	100.0%

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

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Net loss in the three months ended June 30, 2012 was $4.9 million or $0.27 per basic and diluted share and in the three months ended June 30, 2011 was $5.3 million or $0.27 per basic and diluted share. Net loss decreased by $400,000 in the three months ended June 30, 2012 compared to the prior period in part due to a decrease in operating expenses as a result of cost cutting measures implemented by management.

Net Revenue

Net revenue decreased 26.9% to $14.7 million in the three months ended June 30, 2012 from $20.0 million in the three months ended June 30, 2011. Wholesale merchandise sales decreased to $866,000 in the three months ended June 30, 2012 compared to $1.6 million in the three months ended June 30, 2011.

We continue to experience a slowdown in our revenue. The decrease in net revenue was due primarily to weak consumer demand for our jewelry and other discretionary products offset by contributions from our modnique.com website which markets affordable brand name designer products. We expect that demand for our jewelry and other discretionary merchandise will continue to remain weak and cause a negative effect on our revenue and gross profit, as consumers remain cautious with their spending amid slow economic growth.

Gross Profit

Gross profit decreased 53.0% to $2.1 million in the three months ended June 30, 2012 from $4.5 million in the three months ended June 30, 2011. The decrease in gross profit resulted from the decrease in sales revenue which declined by 26.9% for the three months ended June 30, 2012 compared to the prior year.  Gross profit margin also decreased to 14.5% in the three months ended June 30, 2012 compared to 22.6% in the prior year period mainly due to approximately $791,000 in write offs of unrecoverable deposits and payments made to vendors, and increase in inventory reserve due to higher potential loss from our no reserve auction sales.

General and Administrative Expenses

General and administrative expenses increased by 9.0% to $5.7 million in the three months ended June 30, 2012 from $5.2 million in three months ended June 30, 2011. General and administrative expense as a percentage of net revenue increased to 39.0% in the three months ended June 30, 2012 compared to 26.2% in the three months ended June 30, 2011 mainly due to $724,000 of fees incurred as a result of our pending merger agreement with Glendon Group, Inc., and $274,000 in severance payment and $113,000 in accelerated restricted stock vesting for the termination of our Chief Operating Officer, Claudia Y. Liu.

Sales & Marketing Expenses

Sales and marketing expense decreased 43.6% to $1.2 million in the three months ended June 30, 2012 from $2.2 million in the three months ended June 30, 2011. Sales and marketing expense as a percentage of net revenue decreased to 8.5% in the three months ended June 30, 2012 from 11.0% in the three months ended June 30, 2011.

Income Tax Expense

As a result of cumulative losses in recent years and our current projections, we no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety. As such, we have recorded a valuation allowance of $1.7 million for the net deferred tax assets in excess of our carryback availability in the three month period ended June 30, 2012, compared to a valuation allowance of $3.7 million in the three month period ended June 30, 2011.

Income tax expense was $2,000 in the three months ended June 30, 2012 compared to $2.3 million in the three months ended June 30, 2011, with effective tax rates of 0% and 74.0%, respectively. Income tax benefit in the three months ended June 30, 2012 and 2011 was adversely affected when we recorded a reversal in deferred tax benefit from restricted stock awards that vested in the period at a market value that was substantially lower than the grant date fair value, since we had no APIC pool to offset this shortfall, and then offset by the valuation allowance for the net deferred tax assets.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Net loss in the six months ended June 30, 2012 was $6.4 million, or $0.35 per basic and diluted share compared to $5.7 million or $0.29 per basic and diluted share in the six months ended June 30, 2011. Net loss increased by $695,000 in the six months ended June 30, 2012 compared to the prior year period mainly due to decrease in gross profit offset by a decrease in operating expenses as a result of cost cutting measures implemented by management.

Net Revenue

Net revenue decreased 27.0% to $32.8 million in the six months ended June 30, 2012 from $44.9 million in the six months ended June 30, 2011. Wholesale merchandise sales was $2.1 million in the six months ended June 30, 2012 compared to $3.2 million in the six months ended June 30, 2011.

We continue to experience a slowdown in our revenue. The decrease in net revenue was due primarily to weak consumer demand for our jewelry and other discretionary products, offset by contributions from our new website, modnique.com. We expect that demand for our discretionary merchandise will continue to remain weak and cause a negative effect on our revenue and gross profit, as consumers remain cautious with their discretionary spending amid slow economic growth.

Gross Profit

Gross profit decreased 34.9% to $7.5 million in the six months ended June 30, 2012 from $11.5 million in the six months ended June 30, 2011. The decrease in gross profit resulted from the decrease in sales revenue which declined by 27.0% in the six months ended June 30, 2012 compared to the prior year period and further reduced by decrease in gross profit margin to 22.8% in the six months ended June 30, 2012 compared to 25.6% in the prior year period mainly due to approximately $791,000 in write offs of unrecoverable deposits and payments made to vendors, and increase in inventory reserve due to higher potential loss from our no reserve auctions sales.

General and Administrative Expenses

General and administrative expenses decreased by 1.9% to $10.7 million in the six months ended June 30, 2012 from $10.9 million in the six months ended June 30, 2011. General and administrative expenses as a percentage of net revenue increased to 32.6% in the six months ended June 30, 2012 from 24.3% in the six months ended June 30, 2011 mainly due to $781,000 of fees incurred as a result of our pending merger agreement with Glendon Group, Inc., and $274,000 in severance payment and $113,000 in accelerated restricted stock vesting for the termination of our Chief Operating Officer, Claudia Y. Liu.

Sales and Marketing Expenses

Sales and marketing expenses decreased 22.7% to $3.0 million in the six months ended June 30, 2012 from $3.9 million in the six months ended June 30, 2011. Sales and marketing expenses as a percentage of net revenue increased to 9.1% in the six months ended June 30, 2012 from 8.6% in the six months ended June 30, 2011.

Income Tax Expense

As a result of cumulative losses in recent years and our current projections, we no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety. As such, we have recorded a valuation allowance of $2.2 million for the net deferred tax assets in excess of our carryback availability in the six month period ended June 30, 2012, compared to a valuation allowance of $3.7 million in the six month period ended June 30, 2011.

Income tax expense was $5,000 in the six months ended June 30, 2012 compared to $2.2 million in the six months ended June 30, 2011, with effective tax rates of 0% and 61.8%, respectively. Income tax benefit in the six months ended June 30, 2012 and 2011 was adversely affected when we recorded a reversal in deferred tax benefit from restricted stock awards that vested in the period at a market value that was substantially lower than the grant date fair value, since we had no APIC pool to offset this shortfall, and then offset by the valuation allowance for the net deferred tax assets.

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

As of June 30, 2012, we had a working capital surplus of $15.6 million and no debt obligations. Net cash provided by operating activities was $836,000 in the six months ended June 30, 2012 compared to $5.6 million used in the six months ended June 30, 2011. Cash in the six months ended June 30, 2012 was primarily affected by changes in net loss, accounts receivable, inventories, other current assets, and accounts payable.  Cash in the six months ended June 30, 2011 was primarily affected by changes in net loss, inventories, other current assets and accounts payable. Our inventories and accounts payable generally increase or decrease in line with changes in our inventory strategy, which is influenced by our ability to secure inventory that we believe will improve our sales and/or gross margins.

We recorded a net loss of $6.4 million in the six months ended June 30, 2012 compared to $5.7 million in the six months ended June 30, 2011. In the six months ended June 30, 2012, accounts receivable decreased by $1.4 million, inventories decreased by $6.8 million, other current assets decreased by $1.7 million, and accounts payable decreased by $3.5 million. In the six months ended June 30, 2011, inventories increased by $5.0 million, other current assets increased by $1.1 million and accounts payable increased by $2.2 million.

Net cash used in investing activities was $6,000 in the six months ended June 30, 2012 compared to $256,000 in the six months ended June 30, 2011. The cash was used for capital expenditures related mainly to acquisition of office and computer equipment, and software in both periods, except that in the six months ended June 30, 2011, $95,000 was used for acquisition of intangible assets.

In the six months ended June 30, 2012, net cash of $34,000 was used in financing activity to retire common stock from net vesting of restricted shares to pay for employee payroll taxes. In the six months ended June 30, 2011, net cash of $91,000 was used in financing activity to retire common stock from net vesting of restricted shares to pay for employee payroll taxes.

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

Lease Obligations

The following table presents our contractual obligations as of June 30, 2012 and includes commitment under our new office and warehouse lease agreement executed on August 1, 2012, over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Property leases	$3,535	$815	$1,123	$1,264	$333
Equipment leases	22	22	—	—	—
Patent license	420	105	210	105	—
	$3,977	$942	$1,333	$1,369	$333

We are obligated for the lease of our offices and warehouses, operating leases for copy machines, financed software enhance plan, and licensing agreement on patents. We leased a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse in Culver City, California and the leases expire in September 2012 and August 2012, respectively. In November 2009, we leased a 26,000 square-foot office and warehouse in Marina Del Rey, California and the lease expires in October 2012.  None of the offices and warehouses lease agreements will be extended at the end of the lease terms, and we do not anticipate significant expenses on repairing or restoring the condition of the leased offices and warehouses.

On August 1, 2012, we signed a new lease agreement for a 50,000 square-foot office and warehouse in Redondo Beach, California. The lease commences on September 15, 2012 and expires on December 31, 2017.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2012.

See risk factors for expected material weakness in internal controls in the third quarter of 2012 as a result of management restructure and downsizing of our workforce.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2012, that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Valrick Uechi, Individually and on Behalf of All Others Similarly Situated, vs. BIDZ.com, Inc., David Zinberg, Peter G. Hanelt, Garry Y. Itkin, Lawrence Y. Kong, Glendon Group, Inc. and Bidz Acquisition Company, Inc., filed on May 22, 2012 (the “Uechi Action”); and Al Cauchon, Individually and on Behalf of All Others Similarly Situated, vs. BIDZ.com, Inc., David Zinberg, Peter G. Hanelt, Garry Y. Itkin, Lawrence Y. Kong, Glendon Group, Inc. and Bidz Acquisition Company, Inc., filed on May 23, 2012 (the “Cauchon Action,” and together with the Uechi Action, the “California Actions”). Both actions were filed as class actions in the Superior Court of California, County of Los Angeles on behalf of holders of the common stock of the Company and seek to enjoin the acquisition of all publicly owned shares of the Company’s common stock by Glendon Group, Inc. and Bidz Acquisition Company, Inc. for $0.78 per share in cash, or, in the event the proposed transaction is consummated, to recover damages resulting from the individual Defendants’ alleged violations of their fiduciary duties. Plaintiffs in both actions also claim that in facilitating the acquisition of the Company by Glendon Group for grossly inadequate consideration and through a flawed process, each of the Defendants breached and/or aided other Defendants’ breaches of their fiduciary duties of loyalty, good faith and independence, insofar as they engaged in self-dealing and obtained for themselves personal benefits, including personal financial benefits, not shared equally by Plaintiff and the other Company stockholders.  Plaintiff in the Uechi Action filed a First Amended Complaint on July 3, 2012.  On July 10, 2012, Plaintiff in the Uechi Action applied ex parte seeking expedited discovery.  The Members of the Special Committee, Glendon Group and Merger Subsidiary opposed Plaintiff’s ex parte application and simultaneously applied ex parted for an order shortening time on a motion to stay.  On July 10, 2012, the Court denied both ex parte applications, but related and consolidated the California Actions and set a briefing schedule for the motion to stay and the motion for expedited discovery.  Both motions were fully briefed and were heard on Monday, July 30, 2012.  At the hearing, the court denied both Plaintiffs’ Motion for Expedited Discovery and the Defendants’ Motion to Stay, but stated that the matter would remain stayed until the case management conference scheduled for Monday, August 13, 2012.

Paul Morrison, On Behalf of Himself and All Others Similarly Situated, v. BIDZ.com, Inc., Peter G. Hanelt, Garry Y. Itkin, Lawrence Y. Kong, David Zinberg, Glendon Group, Inc., and Bidz Acquisition Company, Inc., filed on May 23, 2012 (the “Morrison Action”); Gerard Gress, Individually and on Behalf of All Others Similarly Situated, v. BIDZ.com, Inc., David Zinberg, Peter G. Hanelt, Lawrence Y. Kong, Garry Y. Itkin, Bidz Acquisition Company, Inc. and Glendon Group, Inc., filed on June 5, 2012 (the “Gress Action”); and Lucille Soong, On Behalf of Herself and All Others Similarly Situated, v. BIDZ.com, Inc., Peter G. Hanelt, Garry Y. Itkin, Lawrence Y. Kong, David Zinberg, Glendon Group, Inc., and Bidz Acquisition Company, Inc., filed on June 7, 2012 (the “Soong Action,” and together with the Morrison Action and the Gress Action, the “Delaware Actions”). The Delaware Actions were filed as class actions in the Court of Chancery of the State of Delaware on behalf of the public stockholders of the Company against the Company and its Board of Directors to enjoin the proposed transaction, claiming that the merger and related transactions are the product of a flawed, unfair process resulting from the Board’s breach of fiduciary duties. Plaintiffs in the Delaware Actions also allege that the Company and Glendon Group, Inc. and, in the case of the Gress Action, Merger Subsidiary, aided and abetted the individual defendants in their breaches of fiduciary duties.  On July 5, 012, Delaware counsel for the Special Committee entered an appearance in each of the Delaware Actions.  On July 20, 2012, the Special Committee moved to dismiss each of the Delaware Actions for failure to state a claim upon which relief can be granted and for failure to comply with the demand requirements of Delaware Chancery Court Rule 23.1.  The Special Committee also moved, in the alternative, to strike the class action allegations of the verified complaints in the Delaware Actions. On July 30, 2012, Plaintiffs in the Delaware Actions dismissed each of their actions without prejudice. On June 5, 2012, plaintiffs in the Delaware Actions filed notices of voluntary dismissal with the Delaware Chancery Court and advised the Court they were dismissing the Delaware Actions and intended to participate in the California Actions.

The Company, the Special Committee, Glendon Group and Merger Subsidiary believe that these actions are without merit and intend to defend them vigorously.

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

We may have a material weakness in internal controls in the operations of the company in the third quarter of 2012 resulting from changes in management and reduction in our workforce.

We may have a material weakness in internal controls in the operations of the company in the third quarter of 2012 that may impact financial reporting. Changes in management and significant reduction in our workforce in the second quarter of 2012 have changed the operations of the company and the related internal control processes and procedures. We may have insufficient staff to adequately perform internal controls tasks and ensure proper segregation of duties. Any resulting failure to maintain adequate checks and balances may result in inaccurate financial reporting, and cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

A major reduction in our workforce may impair our business

We rely on our employees to be attentive to customer service and fulfillment of orders in a timely manner.  A major reduction in our workforce may result in insufficient staff to properly service our customers and fulfill their orders. This may potential impact our customers’ satisfaction due to delays and interruptions in our operations and impact our sales and business.

We may not be able to maintain our current workforce and our business and operations could be affected by relocation to a new office location

We will relocate to a new office in Redondo Beach in September 2012 and anticipate that not all current employees would be willing to remain with us if the new office location adversely affects their commutes. As a result, we may lose employees that may play significant roles in our operations. If we do not properly plan the office relocation, it could potentially impact our business and operations as a result of interruptions in our company operations and IT systems.

Our merger will not be successful if our shareholders do not approve  the “ going-private” transaction

The Merger is subject to certain specified closing conditions, including among others, the adoption of the Merger Agreement by (i) holders of a majority of the outstanding shares of the Company’s common stock and (ii) holders of a majority of the outstanding shares of the Company’s common stock held by unaffiliated stockholders. If our shareholders do not approve our “ going-private” transaction, we will continue to operate our business with financial losses as a publicly listed company.

We may be subject to additional  legal proceedings for our “ going-private” transaction

On May 17, 2012, we entered into a Plan of Merger, by and among the Company, Glendon Group, Inc., a Delaware corporation (“ Parent ”), and Bidz Acquisition Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“ Merger Subsidiary ”), pursuant to which the Merger Subsidiary will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

At the effective time of the Merger, each share of the Company’s common stock, issued and outstanding, immediately prior to the effective date (other than shares owned by Parent, the Company or their respective subsidiaries and shares held by dissenting stockholders), will automatically be cancelled and converted into the right to receive $0.78 per share in cash, without interest.

We may become subject to additional  shareholder lawsuits, which could cause us to incur significant expenses and result in damages or losses, which in light of our operating losses and working capital needs, will have a material adverse effect on our business.

We may incur significant expenses relating to our “ going-private” transaction

We have already incurred significant expenses as a result of our pending merger agreement with the Glendon group and we anticipate  continuing to incur additional  material  expenses  relating to our “ going-private” transaction.  We are currently operating with significant financial losses and these additional expenses will have a material adverse impact on our financial position and results of operations.

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

If the share price of BIDZ continues to trade below $1.00 per share beyond the extended compliance period we may be delisted from NASDAQ and trade on the Over the Counter Bulletin Board

We cannot be certain if the share price of BIDZ will trade above $1.00 per share. The share price of BIDZ traded below $1.00 for 30 consecutive days and we were issued a notice of deficiency on August 12, 2011. If we are unable to remedy the deficiency or obtain further extension of the compliance period, which was subsequently extended for another 180 days to August 6, 2012, we could be delisted from NASDAQ and we will have to trade on the Over the Counter Bulletin Board.  The extension date has passed and we intend to request another extension from NASDAQ by August 14, 2012 as referenced in NASDAQ’s notification letter on August 7, 2012.

Adverse domestic and global economic conditions or the perception of said conditions may have adverse effects on our operating results.

The continued success of our business depends on the willingness of our customers to spend in a discretionary manner. Jewelry is essentially perceived as a luxury good. If the economy is weak, it may cause people to feel less comfortable purchasing discretionary goods and would cause a negative effect on our operating results. Our annual and quarterly operating results may vary significantly in the future based on economic factors and consumer sentiments over which we have little or no control. Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in economic factors could negatively affect our business and results of operations.

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

We have and may continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through June 30, 2012, we have repurchased 6.8 million shares for a total of approximately $21.7 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $11.8 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

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

Our performance depends substantially upon David Zinberg, our Chief Executive Officer, who has extensive experience with the purchase and sale of jewelry. We rely on Mr. Zinberg to make critical operational decisions on a daily basis, such as product offerings and purchases, and to make key strategic plans. We have an employment agreement with Mr. Zinberg extending through July 2013 and renewable annually. The loss of the services of Mr. Zinberg would adversely affect our business and operations.

The concentration of our capital stock ownership with our founder and executive officers and directors and their affiliates will limit your ability to influence corporate matters.

Our founder, executive officers, and directors together beneficially own approximately 20.6% of our common stock as of June 30, 2012. Marina Zinberg, who is the sister of David Zinberg, our Chief Executive Officer, owns an additional 18.4% of our common stock. As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended June 30, 2012:

			Total Number of	Maximum
			Shares	Dollar Value
	Total	Average	Purchased as	of Shares that
	Number	Price	Part of a	May
	of	Paid	Publicly	yet be Purchased
	Shares	per	Announced	Under the
2012	Purchased	Share	Program	Program (1)
April 1 — April 30	—	—	6,819,603	$11,837,088
May 1 — May 31	—	—	6,819,603	$11,837,088
June 1 — June 30	—	—	6,819,603	$11,837,088
Total	—

(1)                                  In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management. In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million. As of June 30, 2012 we have repurchased a total of approximately 6.8 million shares for a total of approximately $21.7 million. About $11.8 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

ITEM 6 - EXHIBITS

10.1	Lease, between Bidz.com, Inc. and The Miller Trust under the First Amended and Restated Miller Trust dated November 7, 1994 and The Klein Family Partnership

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

BIDZ.COM, INC.

	By:	/s/ DAVID ZINBERG

David Zinberg
Chief Executive Officer

	By:	/s/ LAWRENCE KONG

Lawrence Kong
Principal Accounting Officer

Dated: August 10, 2012