Form 10-Q
period 2012-09-30
Bidz.com, Inc.
filed 2012-11-09
CIK 1324105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period            to

Commission file number 000-51257

BIDZ.COM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4728109
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2400 Marine Avenue

Redondo Beach, California

90278

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

Number of shares outstanding of Registrant’s common stock, $0.001 par value, as of October 31, 2012: 18,299,992

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

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Bidz.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	September 30,
	2011 (1)	2012
		(Unaudited)
Assets
Current assets:
Cash	$1,192	$2,946
Accounts receivable (includes related party amounts of $0 and $106 at December 31, 2011 and September 30, 2012, respectively)	2,746	1,707
Inventories, net of reserves of $1,112 and $1,900 at December 31, 2011 and September 30, 2012, respectively	29,714	21,538
Other receivables (includes related party amounts of $186 and $0 at December 31, 2011 and September 30, 2012, respectively)	796	11
Other current assets	2,487	395
Total current assets	36,935	26,597
Property and equipment, net	369	384
Intangible asset, net	319	310
Deposits	—	890
Total assets	$37,623	$28,181

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (includes related party amounts of $2,884 and $2,517 at December 31, 2011 and September 30, 2012, respectively)	$11,013	$8,768
Accrued expenses	2,273	2,383
Deferred revenue	1,457	2,386
Total current liabilities	14,743	13,537

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: par value $0.001; authorized 4,000,000 shares; none issued and outstanding at December 31, 2011 and September 30, 2012, respectively	—	—
Common stock: par value $0.001; authorized 100,000,000 shares; issued and outstanding 18,379,045 and 18,299,992 at December 31, 2011 and September 30, 2012, respectively	18	18
Additional paid in capital	18,528	19,096
Accumulated earnings	4,334	(4,470)
Total stockholders’ equity	22,880	14,644
	$37,623	$28,181

(1)         Derived from audited financial statements.

See accompanying notes to these condensed consolidated financial statements.

Bidz.com, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Net revenue:
Merchandise sales	$18,725	$13,449	$60,152	$44,042
Wholesale merchandise sales (includes related party amounts of $ 891 and $1,014 for the three months ended September 30, 2011 and 2012, respectively, and $ 2,867 and $2,659 for the nine months ended September 30, 2011 and 2012, respectively)	1,432	1,562	4,671	3,657
Other revenue	109	61	379	171
	20,266	15,072	65,202	47,870
Cost of revenue	15,507	11,819	48,943	37,126
Gross Profit	4,759	3,253	16,259	10,744
Operating expenses:
General and administrative	4,841	4,770	15,747	15,472
Sales and marketing	2,402	861	6,260	3,843
Depreciation and amortization	124	44	375	229
Total operating expenses	7,367	5,675	22,382	19,544
Loss from operations and before income tax benefit (expense)	(2,608)	(2,422)	(6,123)	(8,800)
Income tax benefit (expense)	1,148	1	(1,024)	(4)
Net Loss	$(1,460)	$(2,421)	$(7,147)	$(8,804)

Net loss per share available to common shareholders — basic and diluted	$(0.08)	$(0.13)	$(0.37)	$(0.48)
Weighted average number of shares outstanding — basic and diluted	19,386,539	18,304,926	19,441,417	18,332,563

See accompanying notes to these condensed consolidated financial statements.

Bidz.com, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2012
Cash flows provided by (used for) operating activities:
Net loss	$(7,147)	$(8,804)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	375	229
Stock-based compensation	575	612
Deferred taxes	3,178	—
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(613)	1,039
Inventories	(2,534)	8,176
Other receivables	1,204	785
Other current assets	(2,063)	2,092
Deposits	—	(890)
Increase (decrease) in liabilities:
Accounts payable	543	(2,245)
Accrued expenses	112	110
Deferred revenue	(498)	929
Net cash provided by (used for) operating activities	(6,868)	2,033

Cash flows used for investing activities:
Capital expenditures	(294)	(235)
Net cash used for investing activities	(294)	(235)

Cash flows used for financing activities:
Repurchase of common stock from net vesting of restricted shares	(91)	(44)
Tax benefit from stock based compensation	(8)	—
Net cash used for financing activities	(99)	(44)

Net increase (decrease) in cash	(7,261)	1,754
Cash, beginning of period	8,074	1,192
Cash, end of period	$813	$2,946

Supplemental disclosure of non-cash investing and financing activities:
Retirement of treasury shares	$212	$—

See accompanying notes to these condensed consolidated financial statements.

BIDZ.COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012 (UNAUDITED)

1.                                      Basis of Presentation and Nature of Business Operations

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and related notes should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2011 filed in the Annual Report on Form 10-K by us on March 15, 2012 with the Securities and Exchange Commission. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature and which are necessary to present fairly the condensed consolidated financial position of Bidz.com, Inc. as of September 30, 2012 and the condensed consolidated results of operations for the three month and nine month periods ended September 30, 2011 and 2012 and the condensed consolidated cash flows for the nine month periods ended September 30, 2011 and 2012.  The condensed consolidated results of operations for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We have evaluated subsequent events from the date of the condensed interim consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, certain material subsequent events were identified relating to the three month and nine month periods ended September 30, 2012. See “Subsequent Events” for disclosure of subsequent events.

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

We sell our products throughout the United States and have expanded the reach of our customer base to Canada, Australia, Europe, Middle East and Asia. Revenue generated from the United States accounted for approximately 52.3% and 47.2% of net revenue for the three months ended September 30, 2011 and 2012, respectively, and 57.1% and 50.8% for the nine months ended September 30, 2011 and 2012, respectively.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, we have reported net losses for the years ended December 31, 2010 and 2011 and for the nine months ended September 30, 2012 and future uncertainty in our financial performance raises substantial doubt about our ability to continue as a going concern.

Management is taking steps to reduce expenses to improve our financial performance and we believe that we can generate sufficient operating cash flows to continue our operations. However, no assurances can be given as to the success of our plans. The accompanying condensed consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Subsequent Events

On May 17, 2012, we entered into an Agreement and Plan of Merger by and among our Company, Glendon Group, Inc., a Delaware corporation (“Parent “), and Bidz Acquisition Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Subsidiary “), pursuant to which the Merger Subsidiary is to merge with and into our Company (the “Merger”), with our Company surviving the Merger as a wholly-owned subsidiary of Parent.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of our Company’s common stock issued and outstanding immediately prior to the effective time (other than shares owned by Parent, our Company or their respective subsidiaries and shares held by dissenting stockholders), automatically would be cancelled and converted into the right to receive $0.78 per share in cash, without interest.  The merger is a “going-private” transaction, and if the merger is completed, we no longer will be a public company and our common stock no longer will be traded.

On September 27, 2012, we held our annual meeting of stockholders. At the annual meeting, each proposal presented at the annual meeting was approved by the required vote of our Company’s stockholders, including the adoption of the Merger Agreement, and therefore each condition to Glendon Group’s obligation to close the Merger has been satisfied.

While we have requested that Glendon Group and Weston Capital Management LLC and its affiliated fund honor their obligations to fund and close the Merger, as of the date of filing this Form 10-Q Glendon Group has not closed the Merger.

We therefore have filed suit in the Delaware Chancery Court requesting expedited proceedings to compel Glendon Group to specifically perform its obligation to close the Merger and to compel Weston Capital Management LLC and its affiliated fund to honor their joint and several equity commitment and guarantee obligations entered into in connection with the Merger Agreement by funding sufficient capital to complete the Merger. See Part II, Item 1 — Legal Proceedings.

Notwithstanding the filing of the Delaware lawsuit, we intend to continue to work with Glendon Group and with Weston Capital and its affiliated fund to seek to close the Merger as expeditiously as practicable.

Recent Developments

On August 1, 2012, we signed a new lease agreement for a 50,000 square-foot office and warehouse in Redondo Beach, California.  The lease which has the personal guarantees of our Chief Executive Officer, David Zinberg and his sister, Marina Zinberg, commences on September 15, 2012 and expires on December 31, 2017. We moved into our new office and warehouse at the end of September 2012.

On November 9, 2012, we received notification from The NASDAQ Stock Market (NASDAQ) stating that the NASDAQ Hearings Panel has determined to delist our shares of common stock from The NASDAQ Stock Market, effective at the open of business on Tuesday, November 13, 2012. The delisting of our common stock is a result of our failure to regain compliance with the $1 minimum bid price for our common stock for continued listing, pursuant to NASDAQ’s Listing Rule 5550(a)(2), and the failure to comply with Listing Rules 5605(b)(1) and 5605 (c)(2), which require us to maintain board and audit committee independence.  Our common stock is expected to trade on the OTCQB Marketplace under our current symbol “BIDZ” upon delisting from the NASDAQ Capital Market. The OTCQB Marketplace is a market tier operated by the OTC Market Group Inc. for over-the-counter traded companies. The delisting and transition to the OTCQB Marketplace does not change the Company’s obligations to file periodic and other reports with the SEC under applicable federal securities laws.

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

Any dilutive effect of outstanding stock options is reflected in diluted loss per share by application of the treasury stock method including the impact of pro forma deferred tax benefits for the three month and nine month periods ended September 30, 2011 and 2012.  The following table sets forth the computation of basic and diluted net loss per share (unaudited).

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Basic and diluted net loss per share:
Numerator:
Net loss	$(1,460)	$(2,421)	$(7,147)	$(8,804)
Denominator:
Weighted common shares outstanding	19,386,539	18,304,926	19,441,417	18,332,563
Effect of dilutive securities	—	—	—	—
Denominator for diluted calculation	19,386,539	18,304,926	19,441,417	18,332,563
Net loss per share, basic and diluted	$(0.08)	$(0.13)	$(0.37)	$(0.48)

There were no dilutive effects from outstanding stock options for the three month and nine month periods ended September 30, 2011 and 2012.  All the stock options outstanding at period end were “out of the money,” are anti-dilutive and reduce net loss per share. Numbers of outstanding stock options excluded are 280,500 and 0 at September 30, 2011 and 2012, respectively.

3.                                      Inventories

Inventories consist of the following (in thousands) as of:

		September 30, 2012
	December 31 , 2011	(unaudited)
Fine jewelry, watches, clothing, accessories and other	$29,186	$22,846
Loose diamonds and semi-precious stones	251	101
Prepaid inventory	854	424
Inventory with manufacturing vendors	535	67
Product inventories	30,826	23,438
Less: Inventory reserve	(1,112)	(1,900)
	$29,714	$21,538

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

We group the excess tax benefits from both employee and nonemployee awards into a single APIC pool.  During the three month periods ended September 30, 2011 and 2012, we recognized income tax expense of $0 and $49,000, respectively, for APIC shortfalls and for the nine month periods ended September 30, 2011 and 2012, we recognized $264,000 and $282,000, respectively.

Restricted Shares

The restricted stock awards are expensed pro rata over the vesting period based upon the market value of the awards at the time of grant. Stock-based compensation from restricted stock awards totaled $177,000 and $143,000 for the three month periods ended September 30, 2011 and 2012, respectively, and $574,000 and $613,000 for the nine month periods ended September 30, 2011 and 2012, respectively. The unamortized stock-based expense for restricted stock awards was $321,000 at September 30, 2012.

A summary of all restricted stock activity during the nine month period ended September 30, 2012 is as follows:

Restricted shares outstanding, December 31, 2011	407,700
Shares granted	—
Shares vested	(220,250)
Shares forfeited	(625)
Restricted shares outstanding, September 30, 2012	186,825

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

The following is a summary of stock option activity during the nine month period ended September 30, 2012:

Options	Shares	Weighted- Average Exercise Price ($)	Weighted Average Remaining Life of Contract (years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2011	223,000	8.44	0.33	0.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(223,000)	8.44
Outstanding at September 30, 2012	—	—	—	—
Vested and Exercisable at September 30, 2012	—	—	—	—

There are no stock options outstanding and exercisable at September 30, 2012 and there is no unamortized stock-based compensation expense from stock options at September 30, 2012.

Stock-based compensation expense from stock options and warrants for the three month periods ended September 30, 2011 and 2012 amounted to $0 and $0, respectively, and for the nine months ended September 30, 2011 and 2012 amounted to $1,000 and $0, respectively.

5.                                  Geographic and Segment Information

Geographic Information

Net revenue by geographic area is presented based upon the country of destination. Canada and Australia are the only foreign countries that accounted for 10% or more of net revenue for any of the periods presented. Net revenue by geographic areas for the three month and nine month periods ended September 30, 2011 and 2012 are as follow:

(in thousands, except percentage data)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012
Geographic area	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
United States	$10,598	52.3%	$7,121	47.2%	$37,218	57.1%	$24,333	50.8%
Canada	3,386	16.7	2,857	19.0	11,468	17.6	8,236	17.2
Australia	3,672	18.1	3,218	21.4	8,461	13.0	8,912	18.6
Other International	2,610	12.9	1,876	12.4	8,055	12.3	6,389	13.4

Total	$20,266	100.0%	$15,072	100.0%	$65,202	100.0%	$47,870	100.0%

Segment Information

We have organized our operations into two segments: Bidz and Modnique. These segments are the primary areas of measurement and decision-making by our management. Bidz mainly features an online auction format that sells jewelry, watches, accessories and brand name merchandise. Modnique features a sales event concept to sell designer products and consumer goods. We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources, therefore, certain shared services and expenses are included under Bidz and not allocated proportionally to Modnique. Accounting policies of the segments are the same as those described in the summary of critical accounting policies in Item 2.

The following tables present (in thousands) our segment information:

Net revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Bidz	$17,559	$9,212	$58,316	$31,178
Modnique	2,707	5,860	6,886	16,692
Total	$20,266	$15,072	$65,202	$47,870

Operating loss by segment and the reconciliation to loss before tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Bidz	$(2,001)	$(1,974)	$(4,975)	$(7,099)
Modnique	(607)	(448)	(1,148)	(1,701)
Total Operating loss before tax	$(2,608)	$(2,422)	$(6,123)	$(8,800)

Assets by segment:

	December 31 , 2011	September 30, 2012
Bidz	$33,774	$22,305
Modnique	3,849	5,876
Total	$37,623	$28,181

6.                                      Concentrations

Purchases from our top two vendors, including related parties disclosed in Note 7, amounted to $3.6 million and $1.3 million representing 25.1% and 17.9% of the total purchases during the three month periods ended September 30, 2011 and 2012, respectively, and $8.1 million and $3.3 million representing 15.6% and 15.1% of the total purchases during the nine month periods ended September 30, 2011 and 2012, respectively. Outstanding accounts payable to the top two vendors totaled $2.9 million and $2.5 million as of December 31, 2011 and September 30, 2012, respectively. The top two vendors for the three and nine month periods ended September 30, 2011 and 2012 are not necessarily the same vendors. Loss of these vendors is not expected to have a significant negative impact on the operations of the Company.

7.                                      Related Party Transaction

During the three month periods ended September 30, 2011 and 2012, we purchased approximately $0 and $925,000, or 0% and 12.9%, respectively, of our merchandise from LA Jewelers, Inc., where one of its managers is a stockholder who beneficially owns approximately 8.1% of our outstanding common stock as of September 30, 2012. During the nine month periods ended September 30, 2011 and 2012, we purchased approximately $3.0 million and $1.8 million, or 5.8% and 8.4%, respectively, of our merchandise from LA Jewelers, Inc. The accounts payable balances due to LA Jewelers, Inc. were $2.9 million and $2.5 million as of December 31, 2011 and September 30, 2012, respectively.

LA Jewelers participates in our inventory co-op marketing program. For the three month periods ended September 30, 2011 and 2012, we recognized no co-op marketing contributions from LA Jewelers and $45,000 was unamortized as of September 30, 2012. For the nine month periods ended September 30, 2011 and 2012, we recognized approximately $342,000 and $26,000, respectively. The amounts of co-op marketing contributions due from LA Jewelers were $186,000 and $0 as of December 31, 2011 and September 30, 2012, respectively.

During the three month periods ended September 30, 2011 and 2012, we recorded $891,000 and $1.0 million, respectively, and during the nine month periods ended September 30, 2011 and 2012, we recorded $2.9 million and $2.7 million, respectively, in wholesale merchandise sales to Vivid Gemz, Inc., a company owned by Daniella Zinberg, the daughter of our Chief Executive Officer, David Zinberg. There was accounts receivable due from this customer of $0 and $104,000 as of December 31, 2011 and September 30, 2012, respectively, which was subsequently collected.  There was $15,000 and $12,000 in store credit due to this customer as of December 31, 2011 and September 30, 2012.

During the three month period ended September 30, 2012, we purchased approximately $361,000 or 5.0%, of our merchandise from Mac & Tosh Remarketing Corp, a company owned by Marina Zinberg, who is the sister of our Chief Executive Officer, David Zinberg, and an 18.4% shareholder of the Company and an employee of our subsidiary, Modnique Inc. During the nine month period ended September 30, 2012, we purchased $1.5 million or 6.7%, of our merchandise from Mac & Tosh Remarketing Corp.  No accounts payable balance was due to Mac & Tosh Remarketing Corp as of September 30, 2012.  There was $0 and $2,000 in accounts receivable due from this vendor as of December 31, 2011 and September 30, 2012 for merchandise returned.

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

As a result of cumulative losses in recent years and our current projections, we no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety.  As such, we have recorded a valuation allowance for the amount of our net deferred tax assets.  If the pending merger with Glendon Group, Inc. is consummated, our net operating loss carry-forward may become subject to Section 382 limitations, which limits the amount of net loss carry-forward available for future use.

We are subject to income taxes in the U.S. federal jurisdiction and California. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal examinations by tax authorities for the years before 2008 after the conclusion of examinations by the Internal Revenue Service for the 2004, 2005, 2006, and 2007 tax years. We may still be selected for examination by the Internal Revenue Service for the 2008, 2009 and 2010 tax years.

We are subject to various audits and reviews by the states and other regulatory authorities regarding non-income-based taxes.  We were selected by the New York State Department of Taxation and Finance for a sales tax audit for the period from December 1, 2008 to August 31, 2011. The audit was completed on May 7, 2012, and we paid $17,000 in additional sales taxes and interest as the result of the audit assessment.

9.                                      Commitments and contingencies

We are obligated under the lease agreements of our offices and warehouse and office equipment, and licensing agreement on certain patents.  The following table presents our contractual obligations as of September 30, 2012 over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Property leases	$3,009	$466	$1,092	$1,282	$169
Equipment leases	9	9	—	—	—
Patent license	420	210	210	—	—
	$3,438	$685	$1,302	$1,282	$169

On August 1, 2012, we signed a new lease agreement for a 50,000 square-foot office and warehouse in Redondo Beach, California. The lease which has been personally guaranteed by our Chief Executive Officer, David Zinberg and his sister, Marina Zinberg, commenced on September 15, 2012 and expires on December 31, 2017.

We previously leased a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse in Culver City, California but those leases expired in September 2012 and August 2012, respectively. In November 2009, we leased a 26,000 square-foot office and warehouse in Marina Del Rey, California and that lease expired in October 2012.  None of the expiring offices and warehouses lease agreements were extended at the end of the lease terms, and we do not anticipate significant expenses on repairing or restoring the condition of the previously leased offices and warehouses.

We are subject to various legal proceedings and claims that arise in the ordinary course of business and we currently believe that resolution of such legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.   See Part II, Item 1 — Legal Proceedings for additional disclosures.

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

Overview

We are a leading online retailer of jewelry, watches, accessories and other brand name merchandise featuring a live auction format on bidz.com. We have established our retail brand in the online marketplace by offering high-quality merchandise, a unique user-friendly shopping experience, and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. We believe a key to our success has been our ability to efficiently and cost effectively source closeout jewelry, watches, accessories and brand name merchandise, and respond to changing consumer demands for our merchandise. We offer our products through a continuous live auction format, featuring a $1 minimum opening bid, and a unique 15-second auction extension period that allows our auctions to continue until all bids are received. On select auctions we maintain a reserve price that must be met before a sale will be consummated. In 2009, we started offering auctions with a minimum opening bid that is higher than $1. The majority of our auctions are short-term, often lasting several hours, providing immediate gratification to our customers and encouraging frequent visits and active viewing of our website.

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

Modnique.com, our online retail site for designer products, clothing and consumer goods, provides a sales event concept. We negotiate favorable deals with designers and manufacturers, including purchasing inventory from recognizable brand names at deep discounts to attract customers that are fashion minded as well as cost conscious. Inventory sold is often held by our suppliers using a just in time ordering model.

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

Segment Information

We have organized our operations into two segments: Bidz and Modnique. These segments are the primary areas of measurement and decision-making by our management. Bidz mainly features an online auction format that sells jewelry, watches, accessories and brand name merchandise. Modnique features a sales event concept to sell designer products and consumer goods. We rely on an internal management reporting process that provides segment information to the operating income level for purposes of making financial decisions and allocating resources, therefore, certain shared services and expenses are included under Bidz and not allocated proportionally to Modnique.

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

Cost of Revenue

Cost of revenue includes product costs, inventory reserves charges, gain or loss on foreign currency exchange when purchasing products from international vendors, inbound and outbound shipping charges, packaging and shipping supplies, insurance on shipments, product repair and service costs, and credit card and other electronic payment fees, and is recorded in the same period in which related revenue has been recorded. The cost of revenue is reduced by amortized co-op marketing contributions from our vendors and increased by referral credits given to referees through our “refer a friend” program.

Outbound shipping costs on merchandise sales totaled $1.6 million and $1.2 million in the three month periods ended September 30, 2011 and 2012, respectively, and $4.3 million and $3.5 million in the nine months periods ended September 30, 2011 and 2012, respectively.

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

Inventory Co-op Marketing Contributions

We bill and collect from our inventory vendors co-op marketing contributions and account for them as a reduction in the cost of inventory purchased and cost of sales. We cannot specifically identify the benefits to each vendor, and consequently, co-op marketing contributions are charged against inventory as a reduction of costs and amortized as a reduction of cost of sales. For the three month periods ended September 30, 2011 and 2012, we have recognized $896,000 and $354,000 of co-op marketing contributions, respectively, and for the nine month periods ended September 30, 2011 and 2012, we have recognized $3.8 million and $1.7 million, respectively. Approximately $2.8 million and $1.4 million remains unamortized as an offset to inventory as of December 31, 2011 and September 30, 2012, respectively. Receivable from vendors for co-op marketing contributions, less allowance for doubtful accounts, is included in other current assets and amounted to $796,000 and $11,000 as of December 31, 2011 and September 30, 2012, respectively.

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

Description of Our Revenue, Costs, and Expenses

The following table presents our historical results of operations for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	23.5	21.6	24.9	22.4
Operating expenses:
General & administrative	23.9	31.7	24.1	32.3
Sales & marketing	11.9	5.7	9.6	8.0
Depreciation & amortization	0.6	0.3	0.6	0.5
Total operating expenses	36.4	37.7	34.3	40.8
Loss from operations	(12.9)	(16.1)	(9.4)	(18.4)
Income tax benefit (expense)	5.7	(0.0)	(1.6)	(0.0)
Net loss	(7.2)%	(16.1)%	(11.0)%	(18.4)%

Net Revenue

Substantially all of our net revenue consists of jewelry, accessories, and consumer products sold via the Internet, net of returns. We also generate net revenue from wholesale merchandise sales that is not online, shipping and handling, auction transaction fees and other revenue.

The following table presents our sources of revenue for the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Merchandise sales	85.9%	80.1%	84.6%	82.1%
Wholesale merchandise	7.1	10.4	7.2	7.7
Shipping & handling	4.4	7.5	5.2	8.1
Transaction fee	2.1	1.6	2.4	1.7
Other revenue	0.5	0.4	0.6	0.4

Total net revenue	100.0%	100.0%	100.0%	100.0%

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

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Net loss in the three months ended September 30, 2012 was $2.4 million or $0.13 per basic and diluted share and in the three months ended September 30, 2011 was $1.5 million or $0.08 per basic and diluted share. Net loss increased by $961,000 in the three months ended September 30, 2012 compared to the prior period due to a decrease in revenue and gross profit and partially offset by a decrease in operating expenses.

Net Revenue

Net revenue decreased 25.6 % to $15.1 million in the three months ended September 30, 2012 from $20.3 million in the three months ended September 30, 2011. Wholesale merchandise sales increased to $1.6 million in the three months ended September 30, 2012 compared to $1.4 million in the three months ended September 30, 2011.

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

Gross Profit

Gross profit decreased 31.6 % to $3.3 million in the three months ended September 30, 2012 from $4.8 million in the three months ended September 30, 2011. The decrease in gross profit resulted mainly from the decrease in sales price on our auction site.  Gross profit margin decreased to 21.6% in the three months ended September 30, 2012 compared to 23.5 % in the prior year period.

General and Administrative Expenses

General and administrative expenses were relatively flat at $4.8 million in the three months ended September 30, 2012 compared to   $4.8 million in three months ended September 30, 2011. General and administrative expense as a percentage of net revenue increased to 31.7% in the three months ended September 30, 2012 compared to 23.9% in the three months ended September 30, 2011 mainly on deleveraging from lower revenue in the current period compared to the prior year period.

Sales & Marketing Expenses

Sales and marketing expense decreased 64.1% to $861,000 in the three months ended September 30, 2012 from $2.4 million in the three months ended September 30, 2011. Sales and marketing expense as a percentage of net revenue decreased to 5.7% in the three months ended September 30, 2012 from 11.9% in the three months ended September 30, 2011. Much of the effort to reduce operating expenses came from the decrease in sales and marketing expense.

Income Tax Expense

As a result of cumulative losses in recent years and our current projections, we no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety. As such, we have recorded a valuation allowance of $986,000 for the net deferred tax assets in excess of our carryback availability in the three month period ended September 30, 2012, compared to $161,000 in the three month period ended September 30, 2011.

Income tax benefit was $1,000 in the three months ended September 30, 2012 compared to $1.1 million in the three months ended September 30, 2011, with effective tax rates of 0% and 44.0%, respectively.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Net loss in the nine months ended September 30, 2012 was $8.8 million, or $0.48 per basic and diluted share compared to $7.1 million or $0.37 per basic and diluted share in the nine months ended September 30, 2011. Net loss increased by $1.7 million in the nine months ended September 30, 2012 compared to the prior year period mainly due to the decrease in revenue and gross profit offset by a decrease in operating expenses.

Net Revenue

Net revenue decreased 26.6% to $47.9 million in the nine months ended September 30, 2012 from $65.2 million in the nine months ended September 30, 2011. Wholesale merchandise sales were $3.7 million in the nine months ended September 30, 2012 compared to $4.7 million in the nine months ended September 30, 2011.

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

Gross Profit

Gross profit decreased 33.9% to $10.7 million in the nine months ended September 30, 2012 from $16.3 million in the nine months ended September 30, 2011. The decrease in gross profit resulted mainly from the decrease in sales price on our auction site.  Gross profit margin decreased to 22.4% in the nine months ended September 30, 2012 compared to 24.9% in the prior year period.

General and Administrative Expenses

General and administrative expenses decreased by 1.7% to $15.5 million in the nine months ended September 30, 2012 from $15.7 million in the nine months ended September 30, 2011. General and administrative expenses as a percentage of net revenue increased to 32.3% in the nine months ended September 30, 2012 from 24.1% in the nine months ended September 30, 2011 mainly on deleveraging from lower revenue in the current period compared to the prior year period.

Sales and Marketing Expenses

Sales and marketing expenses decreased 38.6% to $3.8 million in the nine months ended September 30, 2012 from $6.3 million in the nine months ended September 30, 2011. Sales and marketing expenses as a percentage of net revenue decreased to 8.0% in the nine months ended September 30, 2012 from 9.6% in the nine months ended September 30, 2011.

Income Tax Expense

As a result of cumulative losses in recent years and our current projections, we no longer believe that we will more likely than not be able to utilize our net deferred tax assets in their entirety. As such, we have recorded a valuation allowance of $3.2 million for the net deferred tax assets in excess of our carryback availability in the nine month period ended September 30, 2012, compared to a valuation allowance of $3.6 million in the nine month period ended September 30, 2011.

Income tax expense was $4,000 in the nine months ended September 30, 2012 compared to $1.0 million in the nine months ended September 30, 2011, with effective tax rates of 0% and (16.7%), respectively.

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

As of September 30, 2012, we had a working capital surplus of $13.1 million and no debt obligations. Net cash provided by operating activities was $2.0 million in the nine months ended September 30, 2012 compared to net cash used for operating activities of $6.9 million used in the nine months ended September 30, 2011. Cash in the nine months ended September 30, 2012 was primarily affected by changes in net loss, accounts receivable, inventories, other current assets, and accounts payable.  Cash in the nine months ended September 30, 2011 was primarily affected by changes in net loss, deferred taxes, inventories, other receivables and other current assets. Our inventories and accounts payable generally increase or decrease in line with changes in our inventory strategy, which is influenced by our ability to secure inventory that we believe will improve our sales and/or gross margins.

We recorded a net loss of $8.8 million in the nine months ended September 30, 2012 compared to $7.1 million in the nine months ended September 30, 2011. In the nine months ended September 30, 2012, accounts receivable decreased by $1.0 million, inventories decreased by $8.2 million, other current assets decreased by $2.1 million, and accounts payable decreased by $2.2 million. In the nine months ended September 30, 2011, deferred taxes decreased by $3.2 million,  inventories increased by $2.5 million, other receivables decreased by $1.2 million and other current assets increased by $2.1 million..

Net cash used in investing activities was $235,000 in the nine months ended September 30, 2012 compared to $294,000 in the nine months ended September 30, 2011. In the nine months ended September 30, 2012, cash was used for capital expenditures related mainly to acquisition of office and computer equipment, software and $196,000 was used for leasehold improvements on our new office and warehouse.  In the nine months ended September 30, 2011, cash was used for capital expenditures related mainly to acquisition of office and computer equipment, software and $95,000 was used for acquisition of intangible assets.

In the nine months ended September 30, 2012, net cash of $44,000 was used in financing activity to retire common stock from net vesting of restricted shares to pay for employee payroll taxes. In the nine months ended September 30, 2011, net cash of $99,000 was used in financing activity principally to retire common stock from net vesting of restricted shares to pay for employee payroll taxes.

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

Contractual Obligations

The following table presents our contractual obligations as of September 30, 2012 over the next five years and thereafter (in thousands):

Payments by period	Total amount	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Property leases	$3,009	$466	$1,092	$1,282	$169
Equipment leases	9	9	—	—	—
Patent license	420	210	210	—	—
	$3,438	$685	$1,302	$1,282	$169

We are obligated under the lease agreements of our offices and warehouses and office equipment, and licensing agreement on certain patents. On August 1, 2012, we signed a new lease agreement for a 50,000 square-foot office and warehouse in Redondo Beach, California. The lease which has been personally guaranteed by our Chief Executive Officer, David Zinberg and his sister, Marina Zinberg, commenced on September 15, 2012 and expires on December 31, 2017.

We previously leased a 50,000 square-foot office and warehouse and a separate 12,000 square-foot warehouse in Culver City, California but those leases expired in September 2012 and August 2012, respectively. In November 2009, we leased a 26,000 square-foot office and warehouse in Marina Del Rey, California and that lease expired in October 2012.  None of the expiring offices and warehouses lease agreements were extended at the end of the lease terms, and we do not anticipate significant expenses on repairing or restoring the condition of the previously leased offices and warehouses.

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

During the three months ended September 30, 2012, we identified control deficiencies that represent material weaknesses in our operations that may impact financial reporting. These control deficiencies resulted primarily from changes in management and a significant reduction in our workforce. These control deficiencies related to: (i) maintaining sufficient staff to adequately perform internal controls tasks and maintain appropriate internal control policies and procedures; (ii) maintaining an effective control environment specifically in ensuring proper segregation of duties to maintain adequate checks and balances, and (iii) maintaining an effective control environment over management oversight specifically in ensuring an internal audit function and internal control policies and procedures are in place and effective.

As a result of the foregoing, management concluded that our internal control over financial reporting as of September 30, 2012 was not effective.

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2012, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been or will be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 6, 2012, we filed an action entitled Bidz.com, Inc. v. Glendon Group, Inc. et al. in the Court of Chancery of the State of Delaware, against defendants Glendon Group, Inc., Bidz Acquisition Company, Inc., Weston Capital Management, LLC, and Weston Capital Master Fund III Ltd. On May 17, 2012, we entered into an Agreement and Plan of Merger by and among our Company, Glendon Group, Inc., a Delaware corporation (“Parent”), and Bidz Acquisition Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Subsidiary”), pursuant to which the Merger Subsidiary is to merge (the “Merger”) with and into our Company, with our Company surviving the Merger as a wholly-owned subsidiary of Parent. As of the date of this report Glendon Group and Merger Subsidiary have not closed the Merger, despite the satisfaction of all conditions to their respective obligations to close. The suit requests expedited proceedings to compel Glendon Group to specifically perform its obligation to close the Merger and to compel Weston Capital Management LLC and its affiliated fund to honor their joint and several equity commitment and guarantee obligations entered into in connection with the Merger Agreement by funding sufficient capital to complete the Merger. See Note 1 to Notes to Condensed Consolidated Financial Statements — “Subsequent Events”.

Valrick Uechi, Individually and on Behalf of All Others Similarly Situated, vs. BIDZ.com, Inc., David Zinberg, Peter G. Hanelt, Garry Y. Itkin, Lawrence Y. Kong, Glendon Group, Inc. and Bidz Acquisition Company, Inc., filed on May 22, 2012 (the “Uechi Action”); and Al Cauchon, Individually and on Behalf of All Others Similarly Situated, vs. BIDZ.com, Inc., David Zinberg, Peter G. Hanelt, Garry Y. Itkin, Lawrence Y. Kong, Glendon Group, Inc. and Bidz Acquisition Company, Inc., filed on May 23, 2012 (the “Cauchon Action,” and together with the Uechi Action, the “California Actions”). Both actions were filed as class actions in the Superior Court of California, County of Los Angeles on behalf of holders of the common stock of the Company and seek to enjoin the acquisition of all publicly owned shares of the Company’s common stock by Glendon Group, Inc. and Bidz Acquisition Company, Inc. for $0.78 per share in cash, or, in the event the proposed transaction is consummated, to recover damages resulting from the individual Defendants’ alleged violations of their fiduciary duties. Plaintiffs in both actions also claim that in facilitating the acquisition of the Company by Glendon Group for grossly inadequate consideration and through a flawed process, each of the Defendants breached and/or aided other Defendants’ breaches of their fiduciary duties of loyalty, good faith and independence, insofar as they engaged in self-dealing and obtained for themselves personal benefits, including personal financial benefits, not shared equally by Plaintiff and the other Company stockholders.  Plaintiff in the Uechi Action filed a First Amended Complaint on July 3, 2012.  On July 10, 2012, Plaintiff in the Uechi Action applied ex parte seeking expedited discovery.  The Members of the Special Committee, Glendon Group and Merger Subsidiary opposed Plaintiff’s ex parte application and simultaneously applied ex parte for an order shortening time on a motion to stay.  On July 10, 2012, the Court denied both ex parte applications, but related and consolidated the California Actions and set a briefing schedule for the motion to stay and the motion for expedited discovery.  Both motions were fully briefed and were heard on Monday, July 30, 2012.  At the hearing, the court denied both Plaintiffs’ Motion for Expedited Discovery and the Defendants’ Motion to Stay, but stated that the matter would remain stayed until the case management conference scheduled for Monday, August 13, 2012. On September 28, 2012, the California Actions were dismissed with prejudice by the Court.

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

ITEM 1A. - RISK FACTORS

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

We have material weaknesses in internal controls in the operations of the company in the third quarter of 2012 resulting from changes in management and a reduction in our workforce.

We have material weaknesses in internal controls in the operations of the Company in the third quarter of 2012 that may impact financial reporting. Changes in management and a significant reduction in our workforce in the second quarter of 2012 have changed the operations of the Company and the related internal control processes and procedures. We have insufficient staff to adequately perform internal controls tasks and ensure proper segregation of duties. The resulting failure to maintain adequate checks and balances may result in inaccurate financial reporting, could allow for errors and fraud, and could cause our investors to lose confidence in the reliability of our financial reporting, which may adversely affect our stock price.

A major reduction in our workforce may impair our business

We rely on our employees to be attentive to customer service and fulfillment of orders in a timely manner.  A major reduction in our workforce may result in insufficient staff to properly service our customers and fulfill their orders. This may potentially impact our customers’ satisfaction due to delays and interruptions in our operations and impact our sales and business.

Our merger will not be successful and our share price may fall if the “going-private” transaction is not funded

On May 17, 2012, we entered into an Agreement and Plan of Merger by and among our Company, Glendon Group, Inc., a Delaware corporation (“Parent “), and Bidz Acquisition Company, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Subsidiary “), pursuant to which the Merger Subsidiary is to merge with and into our Company (the “Merger”), with our Company surviving the Merger as a wholly-owned subsidiary of Parent.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of our Company’s common stock issued and outstanding immediately prior to the effective time (other than shares owned by Parent, our Company or their respective subsidiaries and shares held by dissenting stockholders), automatically would be cancelled and converted into the right to receive $0.78 per share in cash, without interest.  The merger is a “going-private” transaction, and if the merger is completed, we no longer would be a public company and our common stock no longer would be traded.

On September 27, 2012, we held our annual meeting of stockholders.  At the annual meeting, each proposal presented was approved by the required vote of our Company’s stockholders, including the adoption of the Merger Agreement, and therefore each condition to Glendon Group’s and Merger Subsidiary’s respective obligations to close the Merger have been satisfied.

While we have requested that Glendon Group and Weston Capital Management LLC and its affiliated fund honor their obligations to fund and close the Merger, as of the date of filing this Form 10-Q Glendon Group has not closed the Merger.

We therefore have filed suit in Delaware requesting expedited proceedings to compel Glendon Group to specifically perform its obligation to close the Merger and to compel Weston Capital Management LLC and its affiliated fund to honor their joint and several equity commitment and guarantee obligations entered into in connection with the Merger Agreement by funding sufficient capital to complete the Merger. See Part II, Item 1 — Legal Proceedings.

Notwithstanding the filing of the Delaware lawsuit, we intend to continue to work with Glendon Group and with Weston Capital and its affiliated fund to seek to close the Merger as expeditiously as practicable.

However, there can be no assurance that the Merger will close and that the going private transaction will be completed. If the Merger fails to close our share price could fall substantially, and during the period that Glendon Group has been in breach of its obligation to close the Merger, our share price has fallen significantly below the per share merger price.

We may be subject to additional legal proceedings relating to our “going-private” transaction

We may become subject to additional shareholder lawsuits arising out of the Merger and going private transaction, which could cause us to incur significant expenses and result in damages or losses, which in light of our operating losses and working capital needs, would have a material adverse effect on our business.

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

Global financial markets have been experiencing extreme disruptions in recent years, including severely diminished liquidity and credit availability, poor consumer confidence, slow economic growth, high unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tight credit and uncertainty in financial markets may lead consumers to postpone spending, which may cause our customers to reduce or delay purchases of our products. Demand for our products is a function of the health of the economies in the United States and around the world. Since the US economy and other economies around the world still face uncertain growth, and there is significant consumer uncertainty, the demand for our products has been and may continue to be adversely affected and therefore, demand for our products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the retail market. These and other economic factors have had and may continue to have a material adverse effect on demand for our products and on our financial condition and operating results.

Our future operating results are highly dependent upon how well we manage our business to respond to economic conditions.

Our annual and quarterly operating results may fluctuate based on how well we manage our business to respond to the economy. Some of these factors include but are not limited to the following:

•          our ability to manage our sales and marketing efforts;

•          our ability to structure our organization to achieve our operating objectives;

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

Our sales have fluctuated significantly in the past, in part as a result of varying amounts of funds we have spent on advertising and inventory levels, and may fluctuate significantly in the future because of varying advertising and inventory costs. These factors may prevent the meaningful use of period-to-period comparisons of financial results. For these and other reasons, investors should not rely on past sales as a prediction of our future sales.

We may default on our obligations, if we are unable to generate sufficient cash through sales in a timely manner.

We have funded our operations through the cash generated from operations. The working capital characteristics of our business have allowed us to collect cash from sales to customers within several business days of the related sale, while we typically have extended payment terms with our suppliers. We do not, however, have any formal or binding supply agreements with any of our suppliers, manufacturers, distributors, or other suppliers or any other formal agreements with them with respect to payment terms. Accordingly, there is a risk that we may default on our supplier payment obligations if we are unable to generate sufficient cash through sales in a timely manner.

Quarterly financial results may not be consistent and impact our stock price.

There are numerous influences on our quarterly financial results that extend beyond the normal seasonal trends. Fluctuations that are under our control include: our ability to influence the timing and quantity of items we source and place for auction; our decision or ability to acquire merchandise at favorable prices; our expenditures on marketing and our ability to attract customer visits to our website. Fluctuations that are not under our control that may directly impact our quarterly financial results include: changes in market prices for precious metals and gems; changes in consumers’ discretionary income, confidence and demand for our products; and changes in fashion trends.

The trading price in our common stock may be volatile and you may lose all or part of your investment.

The market price of our common stock has been subject to significant price and volume fluctuations and these fluctuations could continue. Some factors that could affect the market price of our common stock are as follows:

•                  actual or anticipated changes in our operating results;

•                  our stock is subject to short selling and may cause trading in our common stock to be volatile;

•                  our stock is subject to margin calls and may cause trading in our common stock to be volatile;

•                  changes in research analysts’ recommendations or estimates of financial performance;

•                  changes in market valuation of similar companies, economic and general market conditions;

•                  announcements of significant contracts, company developments, commercial relationships, banking credit facilities, capital commitments, acquisitions or joint ventures;

•                  continued uncertainty as to whether or when the “going private” merger transaction will close;

•                  uncertainty as to the cost or outcome of litigation relating to the pending merger;

•                  issuance of additional shares of common stock or other securities; and

•                  intellectual property or litigation developments.

Repurchases of our common stock may not prove to be the best use of our cash resources.

We have and may continue to repurchase shares of our common stock. Since the inception of our share repurchase program in June 2007, through September 30, 2012, we have repurchased 6.8 million shares for a total of approximately $21.7 million. Our board of directors authorized the repurchase of up to $33.5 million of our common stock and a total of $11.8 million remains available for repurchases. These repurchases and any repurchases we may make in the future may not prove to be at optimal prices and our use of cash for the stock repurchase program may not prove to be the best use of our cash resources and may adversely impact our future liquidity.

We have been and may continue to become the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies following periods of volatility in the market price of their securities, such as we experienced at the end of 2007. We also may become subject to litigation relating to the pending merger transaction. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management.

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

We rely heavily on the sale of jewelry for a substantial portion of our net revenue, and demand for these products could decline.

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

Our inventory is stored at our warehouse/office facilities in Redondo Beach, California. Consequently, our merchandise supply is vulnerable to fire, flood, earthquakes, and similar events that may impact our facility. Any damage to or loss of all or a significant portion of our inventory could cause significant delays in shipment of goods to our customers, resulting in negative publicity about and diminished customer confidence in our website. In addition, we may experience theft of our products while they are being held in inventory or during the course of their shipment to our customers by third-party carriers. We have implemented security measures to prevent such theft and maintain insurance to cover losses resulting from theft. Nevertheless, we could incur significant losses from theft, which would substantially harm our business and results of operations, if our security measures fail, losses exceed our insurance coverage, or we are not able to maintain insurance at a reasonable cost.

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

We may be subject to assertions by third parties for infringement of their intellectual property rights.

Third parties may in the future assert that we have infringed their intellectual property rights as we self-develop our auction platform and other operating systems. We have a larger exposure to being accused of intellectual property rights infringements than if we had purchased our technology “off the shelf”. We also may be at risk for selling items that infringe on other third party trade dress rights, copyright, or patent rights that may cause the offended party to bring an action against us. In either event of alleged infringement, we would face substantial litigation cost to defend ourselves and utilization of our management and personnel resources.

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

Our founder, executive officers, and directors together beneficially own approximately 19.8% of our common stock as of September 30, 2012. Marina Zinberg, who is an employee of our subsidiary, Modnique Inc., and the sister of David Zinberg, our Chief Executive Officer, owns an additional 18.4% of our common stock. As a result, these individuals will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or a sale of our company or its assets, for the foreseeable future. This concentrated control will limit the ability of other stockholders to influence corporate matters. Because of this, we may take actions that some of our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected because stockholders may not view favorably the concentration of control in the hands of management.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about purchases of our common stock during the three months ended September 30, 2012:

					Total Number of	Maximum
					Shares	Dollar Value
	Total		Average		Purchased as	of Shares that
	Number		Price		Part of a	May
	of		Paid		Publicly	yet be Purchased
	Shares		per		Announced	Under the
2012	Purchased		Share		Program	Program (1)
Julyl 1 — July 31	—		—			$11,837,088
August 1 — August 31	13,755	(2)	$0.75	(2)		$11,837,088
September 1 — September 30	—		—			$11,837,088
Total	13,755

(1)                                 In June 2007, we authorized the stock buyback program for up to $5 million of our outstanding common stock to be repurchased through the open market at prices deemed appropriate by management. In February 2008, we authorized an increase in the stock buyback program to $20 million from $5 million. In February 2009, we authorized an increase in the stock buyback program to $33.5 million. As of September 30, 2012 we have repurchased a total of approximately 6.8 million shares for a total of approximately $21.7 million. About $11.8 million remain available under the buyback program to repurchase shares in the open market. The stock buyback will be at prices deemed appropriate by management over a 24 month period.

(2)                                 The total number of shares purchased during August 2012 represents shares surrendered to the Company to satisfy tax withholding obligations in connection with vesting of restricted stock issued to employees. The deemed price paid was the closing price of our common stock on the NASDAQ Capital Market on the date that the restricted stock vested. Once repurchased, we immediately retired the shares.

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

Lawrence Kong
Principal Accounting Officer Chief Financial Officer

Dated: November 9, 2012